Form 10-Q
period 1999-09-30
PACIFIC GATEWAY PROPERTIES INC /MD/
filed 1999-11-15
CIK 1073085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of Registrant as specified in its charter)

               MARYLAND                                     04-2816560
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

 930 MONTGOMERY STREET, SUITE 400, SAN                        94133
         FRANCISCO, CALIFORNIA                              (Zip Code)
    (Address of principal executive
               offices)

                                 (415) 398-4800
              (Registrant's telephone number, including area code)

                                [NOT APPLICABLE]
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date of November 2, 1999:

    3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
                                     INDEX

                                                              PAGE NUMBER
                                                              -----------
PART I -- FINANCIAL INFORMATION:

    Item 1. Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of September
      30, 1999 and
      December 31, 1998.....................................  3

    Condensed Consolidated Statements of Operations for the
      Three and Nine Months Ended September 30, 1999 and
      1998..................................................  4

    Condensed Consolidated Statement of Stockholders' Equity
      for the Nine Months Ended September 30, 1999..........  5

    Condensed Consolidated Statements of Cash Flows for the
      Three and Nine Months Ended September 30, 1999 and
      1998..................................................  6

    Notes to Condensed Consolidated Financial Statements
      (Unaudited)...........................................  7-8

    Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........  9-13

PART II -- OTHER INFORMATION:

    Item 1.  Legal Proceedings..............................  14

    Item 2.  Changes in Security............................  None

    Item 3.  Defaults Upon Senior Securities................  None

    Item 4.  Submission of Matters to a Vote of Security
      Holders...............................................  None

    Item 5.  Other Information..............................  None

    Item 6.  Exhibits and Reports on Form 8-K...............  14

Signatures..................................................  15

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
ASSETS
Cash and cash equivalents...................................    $  5,477        $  6,535
Restricted cash.............................................       1,866           1,573
Accounts receivable, prepaid taxes and other current
  assets....................................................         311             230
Investment properties:......................................      69,451          68,138
  Less-accumulated depreciation.............................     (18,675)        (16,205)
                                                                --------        --------
    Investment properties, net..............................      50,776          51,933
                                                                --------        --------
Property held for sale, net of accumulated depreciation and
  reserve for write-down to net realizable value of $2,733
  at December 31, 1998......................................          --           2,480
Deferred tax asset..........................................       1,564          10,216
Capitalized loan costs, net.................................         633             743
Capitalized lease commissions, rent concessions and other
  deferred costs, net.......................................       1,885           1,841
                                                                --------        --------
    Total assets............................................    $ 62,512        $ 75,551
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, prepaid rent, tenant security deposits,
  accrued interest and other current liabilities............    $  2,752        $  3,453
Current taxes payable.......................................       7,836              --
Debt related to investment properties.......................      44,767          48,707
Deferred tax liability......................................       5,479          20,274
                                                                --------        --------
    Total liabilities.......................................      60,834          72,434
                                                                --------        --------

STOCKHOLDERS' EQUITY
Common stock $1.00 par value:
  Authorized--10,000,000 shares Issued--4,052,090 shares as
    of September 30, 1999 and December 31, 1998.............       4,052           4,052
Series 1 Convertible Preferred Stock $1.00 par value,
  $3,000,000 preference in liquidation:
  Authorized and issued and outstanding--300,000 shares.....       2,889           2,889
Paid-in-deficit.............................................      (8,968)         (8,968)
Retained earnings...........................................       5,742           7,181
Treasury stock, at cost--118,554 common shares at September
  30, 1999 and December 31, 1998............................      (2,037)         (2,037)
                                                                --------        --------
    Total stockholders' equity..............................       1,678           3,117
                                                                --------        --------
      Total liabilities and stockholders' equity............    $ 62,512        $ 75,551
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      ---------------------   -------------------
                                                        1999        1998        1999       1998
                                                      ---------   ---------   --------   --------
INVESTMENT PROPERTIES:
  Rental revenues...................................   $4,497      $4,133     $13,338    $12,197
  Operating expenses................................   (1,708)     (1,658)     (4,797)    (4,703)
  Interest expense..................................     (946)     (1,088)     (2,878)    (3,212)
  Depreciation and amortization.....................     (988)       (938)     (2,861)    (2,748)
                                                       ------      ------     -------    -------
    Investment properties income....................      855         449       2,802      1,534
General and administrative expenses.................     (402)       (223)     (1,384)      (917)
Other income, net...................................       87          49         244        103
                                                       ------      ------     -------    -------
Income before taxes.................................      540         275       1,662        720
Income tax provision................................   (1,262)       (113)     (1,704)      (305)
                                                       ------      ------     -------    -------
  Net income (loss).................................   $ (722)     $  162     $   (42)   $   415
                                                       ======      ======     =======    =======
Preferred dividends.................................      (39)         --         (99)        --
                                                       ------      ------     -------    -------
  Net income (loss) available to common
    stockholders....................................   $ (761)     $  162     $  (141)   $   415
                                                       ======      ======     =======    =======
Income (loss) per common share, basic...............   $(0.18)     $ 0.04     $ (0.03)   $  0.11
                                                       ======      ======     =======    =======
Income (loss) per common share, diluted.............   $(0.18)     $ 0.04     $ (0.03)   $  0.10
                                                       ======      ======     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                 (IN THOUSANDS)

                                                         SERIES 1
                                               COMMON    PREFERRED   PAID-IN-   RETAINED   TREASURY
                                               STOCK       STOCK     DEFICIT    EARNINGS    STOCK      TOTAL
                                              --------   ---------   --------   --------   --------   --------
Balance at December 31, 1998...............    $4,052     $2,889     $(8,968)   $ 7,181    $(2,037)   $ 3,117
  Net income (loss)........................        --         99          --       (141)        --        (42)
  Dividend payments........................        --        (99)         --     (1,298)        --     (1,397)
                                               ------     ------     -------    -------    -------    -------
Balance at September 30, 1999..............    $4,052     $2,889     $(8,968)   $ 5,472    $(2,037)   $ 1,678
                                               ======     ======     =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             --------      --------      --------      --------
Cash flow from operating activities:
  Net income (loss)....................................      $  (722)      $   162       $   (42)      $   415
  Non-cash revenues and expenses included in net
    income:
    Depreciation and amortization......................          995           938         2,861         2,748
    Deferred taxes, net................................       (6,564)            9        (6,143)          194
    Current taxes payable..............................        7,836            --         7,836            --
    Gain on settlement of reimbursement obligation,
      net..............................................           --            --            (6)           --
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other
      current assets...................................          (65)           94           (81)           66
    Accounts payable and other current liabilities.....          343          (134)          (60)          498
                                                             -------       -------       -------       -------
  NET CASH GENERATED BY OPERATING ACTIVITIES...........        1,823         1,069         4,365         3,921
                                                             -------       -------       -------       -------

Cash flow from investing activities:
  Additions to building and other improvements,
    capitalized lease commissions, rent concessions,
    and other deferred costs...........................         (641)         (401)       (1,636)       (3,272)
  Proceeds from sale of property, net..................           --            --         3,785            --
  (Increase) decrease in restricted cash...............         (281)           55          (293)           35
                                                             -------       -------       -------       -------
  Net cash generated by (used in) investing
    activities.........................................         (922)         (346)        1,856        (3,237)
                                                             -------       -------       -------       -------

Cash flow from financing activities:
  Payment to settle reimbursement obligation...........           --            --        (4,200)           --
  Payment of dividends.................................         (549)           --        (1,397)           --
  Borrowings under debt related to investment
    properties.........................................           --         2,697            --         4,272
  Payments on debt.....................................         (256)       (2,307)       (1,682)       (2,807)
  Payments of loan costs and fees......................           --           (21)           --           (62)
  Repurchase of warrants...............................           --            --            --        (1,007)
  Proceeds from sale of preferred stock, net of
    issuance costs.....................................           --         2,889            --         2,889
  Proceeds from stock options exercised................           --            99            --            99
  Tax benefit from exercise of stock options...........           --           104            --           104
  Proceeds from shareholder short-swing sale...........           --             3            --             3
                                                             -------       -------       -------       -------
  NET CASH GENERATED BY (USED IN) FINANCING
    ACTIVITIES.........................................         (805)        3,464        (7,279)        3,491
                                                             -------       -------       -------       -------

Increase (decrease) in cash and cash equivalents.......           96         4,187        (1,058)        4,175
Balance at beginning of period.........................        5,381         2,053         6,535         2,065
                                                             -------       -------       -------       -------
Balance at end of period...............................      $ 5,477       $ 6,240       $ 5,477       $ 6,240
                                                             =======       =======       =======       =======

Supplementary disclosures:
  Cash paid for interest...............................      $   945       $   952       $ 3,523       $ 2,944
                                                             =======       =======       =======       =======
  Cash paid for taxes..................................      $    --       $    --       $    10       $     7
                                                             =======       =======       =======       =======
  Non-cash transactions:
    Increase in paid-in-capital from repurchase of
      warrants.........................................      $    --       $    --       $    --       $   883
                                                             =======       =======       =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Pacific Gateway Properties, Inc.'s (the "Company") 1998 Forms 10-K and 10-K/A, and quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1998. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On September 1, 1999, the Company reincorporated to a Maryland corporation from New York.

    In the opinion of the Registrant, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to be consistent with current period classifications.

ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

2. REAL ESTATE PARTNERSHIP INVESTMENTS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    The Company owns general (non-managing) and limited partnership interests in Rincon Center Associates ("RCA"), a California limited partnership, totaling approximately 22.8%. On October 12, 1999, several actions were taken relating to RCA.

    On October 12, 1999, the Company executed Amendment No. 3 to the Limited Partnership Agreement of RCA (the "Amendment"), which allocated gross income to the Company for fiscal year 1999 to the extent that the Company had a deficit capital account in RCA. As a result of the Amendment, the Company estimates that it incurred a tax gain of approximately $28.4 million. In addition, a loan to RCA from the managing general partner of RCA in the amount of approximately
$8.6 million was cancelled, and the agreement obligating the managing general partner to continue making loans to RCA on behalf of the Company was terminated. As a result of the Amendment and cancellation of the loan, the Company estimates that it incurred a total tax gain of approximately $37.2 million. The Company further estimates that the net tax liability after utilizing the Company's net operating loss carryover and unused tax credits will amount to approximately $6.8 million. The Company had written off its investment in RCA to zero in 1995, and has fully reserved for the tax liability described above. The Company will fund the estimated tax liability from its cash reserves, cash flow from operations, additional borrowing, or a possible asset sale.

                        PACIFIC GATEWAY PROPERTIES, INC.

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)

    In a separate transaction, RCA completed the disposition of its sole asset, Rincon Center located in San Francisco, California, to an unrelated party on October 12, 1999. RCA's disposition of Rincon Center will have no impact on the Company's financial statements. In connection with the disposition, all contingent liabilities associated with RCA were eliminated, pending litigation among the parties involved in Rincon Center were dismissed with prejudice, and mutual settlement and release agreements were executed by all parties. The Company and the managing general partner of RCA have agreed to wind up the affairs of RCA partnership on or before December 31, 1999. The winding up of the RCA partnership will have no financial impact on the Company's financial statements.

3. DEBT

    WESTON OFFICE BUILDING

    In May 1999, the Company paid off approximately $897,000 in mortgage debt on the Weston office building. Loan fees associated with this debt of approximately $24,000 were written off in the third quarter of 1999. The Company did not incur any prepayment penalties in connection with the pay-off of this debt.

4. PER SHARE DATA

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

    The number of weighted average common shares and potential common shares used in the earnings per share calculations for the three and nine months ended September 30, 1999 and 1998, are as follows:

                                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    ---------------------   ---------------------
                                                      1999        1998        1999        1998
                                                    ---------   ---------   ---------   ---------
Basic.............................................  3,933,536   3,933,167   3,933,536   3,910,868
Stock options.....................................     99,192     111,096      93,277     100,164
                                                    ---------   ---------   ---------   ---------
Diluted...........................................  4,032,728   4,044,263   4,026,813   4,011,032
                                                    =========   =========   =========   =========

    The Company's Series 1 Convertible Preferred Stock was excluded from diluted earnings per share for the three and nine months ended September 30, 1999, as inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Pacific Gateway Properties, Inc. (the "Registrant") is a Maryland corporation that reincorporated from New York effective September 1, 1999. On October 13, 1999, the Company announced the disposition of the Rincon Center, held by Rincon Center Associates, a California limited partnership in which the Company owns general (non-managing) and limited partner interests and the engagement of Prudential Securities Incorporated to assist the Board of Directors in pursuing a possible sale or merger of the Registrant.

    The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets: Northern California, Arizona, Florida and Massachusetts. The Registrant's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential values. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    The following discussion should be read in conjunction with the Registrant's Forms 10-K and 10-K/A for 1998, quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1998, and in conjunction with the Unaudited Condensed Consolidated Balance Sheets, Statements of Income and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either (i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three and nine months ended September 30, 1999, there were additions to investment properties amounting to approximately $641,000 and $1,636,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. Additionally, the Registrant anticipates further additions to investment properties of approximately $760,000 during the remainder of 1999, which will be funded from cash, restricted cash and future cash flow generated by operating activities.

    FINANCING--Approximately $256,000 and $785,000 of debt principal was repaid in the three and nine months ended September 30, 1999, respectively, as scheduled debt amortization. In addition, in May 1999 the Registrant prepaid approximately $897,000 in mortgage debt on its Weston (Florida) property. Loan fees associated with this debt of approximately $24,000 were written off in the third quarter of 1999. The Company did not incur any prepayment penalty in connection with repayment of this debt.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first nine months of 1999, the income from investment properties was $2,802,000 compared to income of $1,534,000 during the first nine months of 1998. The increase of $1,268,000 in income from investment properties for the first nine months of 1999 is attributable to new leases completed during 1998 leading to increased occupancy and renewal of existing leases at higher rates, offset by approximately $227,000 and $340,000 net decreases in rental revenue due to the sale of the 410 First Avenue property and a one-time buyout received in 1998 from a tenant at Walnut Creek Executive

Park, respectively. Occupancy increased from approximately 97% at September 30, 1998 to approximately 99% at September 30, 1999.

    During the third quarter of 1999 the income from investment properties was $855,000 compared to income of $449,000 for the third quarter of 1998.

    The increase in operating expenses is primarily due to higher occupancy at the Registrant's California properties. Interest expense decreased to $2,878,000 during the first nine months of 1999 from $3,212,000 during the first nine months of 1998 primarily as a result of eliminating $314,000 of interest expense related to the settlement obligation on the 410 First Avenue property. Depreciation and amortization expense increased as a result of commencing depreciation of expenditures capitalized during 1998 and early 1999 relating to the Registrant's leasing activities and capital improvement projects, offset by depreciation expense no longer incurred on the 410 First Avenue property. In addition, the Registrant wrote off $96,000 of unamortized leasing costs related to the lease buyout at Walnut Creek Executive Park in the second quarter of 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first nine months of 1999 amounted to $1,384,000 compared to $917,000 for the first nine months of 1998. General and administrative expenses for the third quarter of 1999 and 1998 were $402,000 and $223,000, respectively. The increase is primarily attributable to increases in personnel costs and professional services attributable to RCA.

    OTHER INCOME, NET--Other income, net, consisting primarily of interest income, was $244,000 and $103,000 during the first nine months of 1999 and 1998, respectively. The increase is primarily due to additional cash invested resulting from the issuance of Series 1 Convertible Preferred Stock in September 1998.

    INCOME TAX PROVISION--A tax provision of $1,262,000 and $1,704,000 has been recorded in connection with the net income for the three and nine months ended September 30, 1999, respectively. The difference between the effective book and statutory tax rates is attributable to the disposition of RCA and the 410 First Avenue property. A tax provision of $113,000 and $305,000 was recorded in connection with the net income for the three and nine months ended
September 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

    The economic climate for commercial real estate has shown signs that rental rates and property values have stabilized and in selected markets have improved. The Registrant continued to experience more stabilized operating results in its properties during the first three quarters of 1999, and presently expects this trend to continue based on the Registrant's current assessment of the market, economic and other factors. In addition, the level of vacancies in the Registrant's portfolio has remained stable over the last two quarters at approximately 1%. The Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

    Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

    Inflation, inflationary expectations and their effect on interest rates may affect the Registrant in the future by changing the underlying value of the Registrant's real estate or by impacting the costs of financing the Registrant's operations.

LIQUIDITY AND CAPITAL RESOURCES

    The bulk of the Registrant's resources are committed to relatively non-liquid real estate assets. These assets, due to their value and cash flow, have provided the Registrant with an ability to generate capital as required, both internally and externally, through asset-based financings. In addition, since 1992, assets or portions thereof were sold to provide further liquidity.

    The Registrant has taken several actions to generate and conserve cash, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At September 30, 1999, the Registrant had approximately
$5.5 million of unrestricted cash, approximately $1.9 million of restricted cash, investment properties with a net book value of approximately
$50.8 million, total non-recourse mortgage debt of approximately $44.8 million and stockholders' equity of $2.7 million. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, has restructured and refinanced its mortgage debt. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    The Registrant is also obligated to fund reserves for building and tenant improvements, leasing commissions and debt service in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending September 30, 2000, will amount to approximately $597,000 and will be funded from future cash flow generated by operating activities.

    Scheduled principal maturities on the above described debt during the twelve month period ending September 30, 2000, will amount to approximately $1,068,000. Approximately $785,000 of debt principal was repaid in the nine months ended September 30, 1999 as scheduled debt amortization. In addition, in May 1999, the Registrant paid off approximately $897,000 in mortgage debt on its Weston (Florida) property.

    The Registrant owns general (non-managing) and limited partner interests in Rincon Center Associates ("RCA"), a California limited partnership, totaling approximately 22.8%. On October 12, 1999, several actions were taken relating to RCA.

    On October 12, 1999, the Registrant executed Amendment No. 3 to the Limited Partnership Agreement of RCA (the "Amendment"), which allocated gross income to the Registrant for fiscal year 1999 to the extent that the Registrant had a deficit capital account in RCA. As a result of the Amendment, the Registrant estimates that it incurred a tax gain of approximately $28.4 million. In addition, a loan to RCA from the managing general partner of RCA in the amount of approximately $8.6 million was cancelled, and the agreement obligating the managing general partner to continue making loans to RCA on behalf of the Registrant was terminated. As a result of the Amendment and cancellation of the loan, the

Registrant estimates that it incurred a total tax gain of approximately
$37.2 million. The Registrant further estimates that the net tax liability after utilizing the Registrant's net operating loss carryover and unused tax credits will amount to approximately $6.8 million. The Registrant had written off its investment in RCA to zero in 1995, and has fully reserved for the tax liability described above. The Registrant will fund the estimated tax liability from its cash reserves, cash flow from operations, additional borrowing, or a possible asset sale.

    In a separate transaction, RCA completed the disposition of its sole asset, Rincon Center located in San Francisco, California, to an unrelated party on October 12, 1999. RCA's disposition of Rincon Center will have no impact on the Registrant's financial statements. In connection with the disposition, all contingent liabilities associated with RCA were eliminated, pending litigation among the parties involved in Rincon Center were dismissed with prejudice, and mutual settlement and release agreements were executed by all parties. The Registrant and the managing general partner of RCA have agreed to wind up the affairs of RCA partnership on or before December 31, 1999. The winding up of the RCA partnership will have no financial impact on the Registrant's financial statements.

    Except as described above, at September 30, 1999, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information. As used by the Registrant, "Year 2000 ready" means that a system will function in the Year 2000 without modification or adjustment, or with a one-time manual adjustment.

    THE REGISTRANT'S STATE OF READINESS. The Registrant utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. The Registrant has established an action plan for addressing Year 2000 issues. The Registrant's action plan for addressing Year 2000 compliance issues in its information technology ("IT") and non-IT systems covers four phases: (i) identification of all IT and non-IT systems;
(ii) assessment of Year 2000 issues; (iii) repair of IT and non-IT systems, if necessary; and (iv) creation of a contingency plan to address any potential Year 2000 failures. The Registrant is also contacting third parties with which it deals (such as financial institutions and vendors) to evaluate their Year 2000 readiness and determine whether any Year 2000 failure will affect their ability to perform as the Year 2000 approaches and arrives.

    As of September 30, 1999, the Registrant has completed all four phases of its Year 2000 action plan with respect to its IT systems. The Registrant has identified all of its IT systems, assessed the Year 2000 readiness of these systems (which involved review and testing by internal personnel) made the necessary repairs, and has created a contingency plan to address any potential year 2000 failures. As of December 31, 1998, the Registrant had completed its Year 2000 action plan with respect to its non-IT systems. The Registrant had identified all of its non-IT systems (which are comprised of embedded systems contained in its properties), assessed the Year 2000 readiness of these systems through review and testing and concluded that any failure of these systems to be Year 2000 ready is not reasonably likely to have a material adverse effect on the Registrant's financial condition and results of operations.

    The Registrant has received assurances from a majority of its suppliers and third parties with which it interacts that they have addressed their Year 2000 issues. The Registrant is evaluating these assurances for their adequacy and accuracy and, in cases where the Registrant has not received assurances from third parties, is initiating further mail or phone correspondence. As a general matter, the Registrant is vulnerable to failures by third parties to address their own Year 2000 issues. The Registrant relies heavily upon third parties for utility services, maintenance labor, financial services, building materials and office supplies. There can be no assurance that the Registrant's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Registrant's financial condition and results of operations.

    COST OF ADDRESSING THE REGISTRANT'S YEAR 2000 ISSUES. The Registrant has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be paid out as part of the Registrant's general and administrative expenses or operating expenses for property level remediation.

    RISKS OF THE REGISTRANT'S YEAR 2000 ISSUES. Based upon the Registrant's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-material, non-critical business applications and support hardware. No assurance can be given, however, that all of the Registrant's systems will be Year 2000 ready or that non-compliance, if any, will not have a material adverse effect on the Registrant's future liquidity or results of operations or ability to service debt. In addition, the failure to address Year 2000 issues by the Registrant's suppliers and other third parties with which it interacts could have a material adverse effect upon the Registrant's financial condition and results of operations.

    THE REGISTRANT'S CONTINGENCY PLANS. The Registrant's Year 2000 action plan calls for the Registrant to develop a Year 2000 contingency plan. The Registrant has developed such a plan as part of the results of its Year 2000 action plan.

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

    Certain information included in this Form 10-Q (including statements in this Management's Discussion and Analysis section regarding the Registrant's expectations regarding stabilized operating results) and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Given these and other risks described elsewhere in this Form 10-Q, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk is the risk of loss from adverse changes in the market prices and interest rates. The Registrant has fixed rate mortgage debt of approximately $40.6 million and floating rate mortgage debt of approximately $4.2 million carrying an interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually which is presently at 7.75% as of September 30, 1999. The Registrant has not invested in any market rate sensitive instruments either for trading purposes or otherwise and is not a party to any interest rate hedge contracts. There has been no material change in the Registrant's market risk since the filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On October 14, 1999, the San Francisco Superior Court dismissed with prejudice the Registrant's litigation against Rincon Center Associates and Perini Land and Development Company (Case No. 985464), relating to commissions for leasing and construction services performed for Rincon Center. On
October 13, 1999, the San Francisco Superior Court dismissed with prejudice the Registrant's litigation against Perini Land and Development Company and Perini Corporation (Case No. 301993), relating to allegations that the defendants usurped the opportunity of the Rincon Center Associates to purchase the fee interest upon which Rincon Center sits. On October 13, 1999, the Supreme Court of New York, County of New York, dismissed with prejudice the Registrant's litigation against Citibank (Case No. 99/119-800) relating to allegations that Citibank's failure to accept a substitute letter of credit for delivery to Citibank in connection with Rincon Center resulted in damage to the Registrant arising from the subsequent draw on the existing letter by Citibank and the resultant reimbursement obligations to Bank of America, the original letter of credit issuer.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits:

         NO.            DESCRIPTION
---------------------   -----------
         27             Financial Data Schedule

    b) Reports on Form 8-K:

    On September 7, 1999 the Registrant filed a report on Form 8-K, reporting under Item 5 on the consummation of its reincorporation from New York to Maryland.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PACIFIC GATEWAY PROPERTIES, INC.
                                    ------------------------------------------------------------
                                    REGISTRANT

Date: November 15, 1999             /s/ RAYMOND V. MARINO
                                    ------------------------------------------
                                    Raymond V. Marino
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

Date: November 15, 1999             /s/ MELANIE L. ADKINS
                                    ------------------------------------------
                                    Melanie L. Adkins
                                    Controller--Corporate
                                    (Principal Accounting Officer)

Date: November 15, 1999             /s/ NEIL C. MARCK
                                    ------------------------------------------
                                    Neil C. Marck
                                    Controller--Management Company
                                    (Principal Accounting Officer)