Form 10-K
period 1999-12-31
PACIFIC GATEWAY PROPERTIES INC /MD/
filed 2000-03-13
CIK 1073085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8692

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of Registrant as specified in its charter)

             MARYLAND                                           04-2816560
-----------------------------------                 -----------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 930 MONTGOMERY STREET, SUITE 400
     SAN FRANCISCO, CALIFORNIA                                     94133
-----------------------------------                 -----------------------------------
  (Address of principal executive                               (Zip Code)
             offices)

       Registrant's telephone number, including area code (415) 398-4800
                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                        ON WHICH REGISTERED
-----------------------------                 -----------------------
Common Stock, $1.00 par value                 American Stock Exchange
          per share

       Securities registered pursuant to Section 12 (g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 18, 2000: Common Stock, Par Value $1.00--$17,815,929.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 18, 2000: Common Stock, Par Value $1.00--3,933,536 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Pacific Gateway Properties, Inc. (the "Registrant") is a Maryland corporation that was reincorporated from New York effective September 1, 1999, and began its operations in April 1984 upon the transfer to it of certain assets formerly owned by Perini Corporation and the distribution of shares of the Registrant's Common Stock to the stockholders of Perini Corporation in May 1984.

    The Registrant holds interests in income producing real estate. As of December 31, 1999, the Registrant's portfolio of operating properties (the "Properties") consisted of economic interests in the following:

        (i) Walnut Creek Executive Park, Walnut Creek, California--a 419,000 square foot office park consisting of eleven two-story and one three-story office buildings--100% owned;

        (ii) South Bay Office Tower, San Jose, California--a 170,000 square foot, twelve-story office building--100% owned;

        (iii) North Tucson Business Center, Tucson, Arizona--a 91,000 square foot, single- story office/industrial building--100% owned;

        (iv) Weston Office Building, Fort Lauderdale, Florida--a 14,000 square foot, three-story office building--100% owned;

        (v) West Valley Executive Park, San Jose, California--a 165,000 square foot, campus style office park comprised of five two-story buildings and one single-story building--100% owned;

        (vi) 930 Montgomery Street, San Francisco, California--a 23,000 square foot, six-story, steel frame office building--100% owned.

                            MANAGEMENT OF PROPERTIES

    The Registrant manages the Properties directly or through third party management companies.

                   PROPERTY OWNED IN PARTNERSHIP WITH OTHERS

    Prior to October 12, 1999, the Registrant's portfolio included general (non-managing) and limited partnership interests in Rincon Center Associates, a California limited partnership (RCA). RCA owned Rincon Center, a mixed use commercial project in San Francisco, California.

                           BUSINESS PLAN AND POLICIES

    The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets: Northern California, Arizona, Florida and Massachusetts. The Registrant's objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential values. This strategy is influenced by the following factors:
(1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    The Registrant regularly examines each asset in its portfolio, focusing on each property's current cash flow, anticipated cash requirements, the economics of its local marketplace, as well as the asset's position in that market and the potential for sale, refinancing and return on additional investment. In conjunction with this process, the Registrant from time to time offers for sale certain assets to reduce its involvement in certain markets, create liquidity and advance the geographic and property type concentration and efficiency of the Registrant's operations.

    On October 13, 1999, the Registrant announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Registrant's shareholders to pursue a possible sale or merger. However, the Registrant can provide no assurances as to the timing or ultimate conclusion of any such action.

                              RECENT DEVELOPMENTS

    The Board of Directors of the Registrant obtained shareholder approval in 1999 for a proposal which allowed the Registrant to reincorporate in the State of Maryland (the "Reincorporation") and convert to a real estate investment trust ("REIT") by making the appropriate elections under federal tax laws (the "REIT Election").

    The Reincorporation, which was completed on September 1, 1999, did not result in a change in the Registrant's management, capitalization, assets, liabilities or net worth, but did result in certain ownership and transfer restrictions applicable to the Registrant's common stock. The Registrant has elected to be taxed as a REIT for fiscal 1999 and is therefore required to meet certain asset and income tests, and other requirements, in order to maintain REIT status as further discussed in Note 5 to the Registrant's Consolidated Financial Statements. A REIT that satisfies all REIT qualification tests generally is exempt from federal taxation on its income. The Registrant believes it qualifies as a REIT for 1999.

                                  COMPETITION

    Within its geographic areas of operation, the Registrant is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers, REIT's, and investors with similar investment objectives to those of the Registrant. Some of these competitors have greater financial resources, larger staffs and longer operating histories than the Registrant. As an owner of commercial real estate properties, the Registrant competes with other owners of similar properties in connection with their financing, sale or leasing transactions.

                                   EMPLOYEES

    As of December 31, 1999 and 1998, the Registrant had 12 full-time employees and one part-time employee.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, SEASONALITY AND OTHER FACTORS

    The Registrant is engaged in the business of owning and managing income producing real estate. The requirement for industry segment presentation is not applicable. The Registrant's business is not affected by seasonal factors. All of the Registrant's operations are located in the United States.

ITEM 2. PROPERTIES

GENERAL

    As of December 31, 1999, the Properties were located in California, Arizona, and Florida. The total rentable square footage of the properties at December 31, 1999, was approximately 882,000 square feet. As of December 31, 1999, the weighted average occupancy rate of the Properties was approximately 97%.

    For the year ended December 31, 1999, three of the Properties (Walnut Creek Executive Park, West Valley Executive Park, and South Bay Office Tower) had net book values equal to 10.0% or more of the Registrant's consolidated total assets or had investment property revenues that amounted to 10.0% or more of the Registrant's consolidated investment property revenues as more fully discussed below.

    Each of the Properties is held by the Registrant in fee simple title. Until October 12, 1999, the Registrant held a 22.8% limited partnership and non-managing general partnership interest in RCA. Rincon Center also had a leasehold interest in the land under Rincon Center. Substantially all of the income from the Properties consists of rent received under long term operating leases. These leases generally provide for the payment of rent in advance and for the payment by the tenants of a pro-rata share of operating expenses as defined in each tenant's lease.

THE LOCATION OF THE REGISTRANT'S PROPERTIES

    The following table sets forth certain information regarding the Properties which were owned as of December 31, 1999:

                                                                         # OF UNITS AND/OR
PROPERTY                      GENERAL                                    LEASABLE SQ. FT.          # OF TENANTS
NAME                        DESCRIPTION              LOCATION             AS OF YEAR END          AND OCCUPANCY %
----                   ---------------------   ---------------------   ---------------------   ---------------------
Walnut Creek           Eleven two-story wood   Walnut Creek,           419,000 sq.ft.          72 tenants;
Executive Park         framed office           California                                      99% occupancy
                       buildings, and one
                       three-story steel
                       frame office building

South Bay              Twelve-story office     San Jose,               170,000 sq.ft.          51 tenants;
Office Tower           building                California                                      88% occupancy

North Tucson Business  Single-story office/    Tucson,                 91,000 sq. ft.          2 tenants;
Center                 industrial building     Arizona                                         100% occupancy

Weston Office          Three-story office      Ft. Lauderdale,         14,000 sq. ft.          3 tenants;
Building               building                Florida                                         100% occupancy

West Valley Executive  Five two-story and      San Jose,               165,000 sq. ft.         74 tenants;
Park                   one single-story wood   California                                      100% occupancy
                       frame buildings

930 Montgomery Street  Six-story, steel        San Francisco,          23,000 sq. ft.          8 tenants;
                       frame office building   California                                      100% occupancy

    For information concerning encumbrances on the Properties, reference is made to "Other Matters Relating to the Properties" below and to Note 3 of the Notes to the Registrant's Consolidated Financial Statements.

CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS, LEASING COMMISSIONS, AND OTHER
  DEFERRED COSTS

    While maintaining high occupancy levels in each of its properties and markets is an important goal, the Registrant also focuses on controlling the expenditures associated with leasing, renewing or re-leasing space. The following table sets forth information related to new and renewal leasing activity and expenditures for the year ended December 31, 1999.

                                                                                      WEIGHTED       PERCENTAGE
                                                                                      AVERAGE        CHANGE IN
                                                        WEIGHTED       WEIGHTED      EFFECTIVE        WEIGHTED
                                  NUMBER                 AVERAGE       AVERAGE        MONTHLY         AVERAGE
                                    OF       SQUARE       LEASE       COSTS PER     RENTAL RATE      EFFECTIVE        TENANTS
TYPE                              LEASES      FEET     TERM (MO.)    SQ. FOOT (1)   PER SQ. FOOT   RENTAL RATE(2)   RETAINED (3)
----                             --------   --------   -----------   ------------   ------------   --------------   ------------
New Leases.....................     41       76,790        44           $9.56           2.43             18%            N/A
Renewals.......................     16       65,707        53           $6.10           1.61            (20%)            72%

------------------------

(1) Represents tenant improvement and commission costs per square foot.

(2) Measured as the difference between net weighted average effective rental rates on new and renewal leases in 1999 compared to 1998. The decrease in weighted average effective rental rates from 1998 to 1999 for renewals is primarily due to the inclusion of Kaiser Foundation which renewed at Walnut Creek Executive Park in 32,243 square feet at $1.46 per square foot from $1.21 per square foot.

(3) Based upon occupied square footage, percentage of tenants retained by the Registrant at lease expiration, tenants the Registrant chose not to renew to accommodate the expansion of existing tenants and tenants that renewed, but moved to another space.

    During the year ended December 31, 1999, there were additions to the Properties amounting to approximately $2,483,000 which consisted of tenant improvements, capital improvements and other deferred costs which included leasing commissions. The Registrant anticipates additions to the Properties of approximately $1.7 million in 2000.

LEASE EXPIRATIONS OF THE REGISTRANT'S PROPERTIES

    For the purposes of the following tables "Expiring Annual Revenue" includes only revenue for months occupied for each year, respectively.

    For each of the Properties, land, buildings and improvements are recorded at cost. Depreciation for federal income tax purposes on investment properties is provided using the Modified Accelerated Cost Recovery System (MACRS) method over statutory useful lives ranging from 7 to 39 years. Capitalized loan costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with financings and are amortized using the straight-line method over the primary term of the related debt instrument. Costs associated with a lease are amortized over the term of the lease. Repairs and maintenance costs are charged to expense as incurred.

    The following table shows annual property tax cost per square foot for the five years ended December 31, 1999:

                    ANNUAL PROPERTY TAX COST PER SQUARE FOOT

PROPERTY                                                     1999       1998       1997       1996       1995
--------                                                   --------   --------   --------   --------   --------
Walnut Creek Executive Park..............................   $1.12      $1.02      $1.02      $1.11      $1.01

South Bay Office Tower...................................   $1.39      $1.24      $0.97      $0.85      $0.81

West Valley Executive Park(1)............................   $1.28      $1.22      $1.13        N/A        N/A

------------------------

Note (1):  This property was not acquired until January 1997.

    The following table shows average occupancy data for the Properties which have net book values or investment property revenue greater than 10% of the Registrant's consolidated total assets or investment property revenue, respectively, for the five years ended December 31, 1999:

                         AVERAGE OCCUPANCY FOR THE YEAR

PROPERTY                                                        1999       1998       1997       1996       1995
--------                                                      --------   --------   --------   --------   --------
Walnut Creek Executive Park.................................     98%        98%        91%        88%        87%

South Bay Office Tower......................................     93%        91%        89%        92%        99%

West Valley Executive Park(1)...............................     96%        85%        61%       N/A        N/A

Total:......................................................     96%        94%        84%        89%        90%

------------------------

Note (1):  This property was not acquired until January 1997.

    The following table shows annual property tax cost for the five years ended December 31, 1999:

                    ANNUAL PROPERTY TAX COST (in thousands)

PROPERTY                                                        1999       1998       1997       1996       1995
--------                                                      --------   --------   --------   --------   --------
Walnut Creek Executive Park.................................    $468       $426       $426       $466       $425

South Bay Office Tower......................................    $236       $205       $160       $141       $135

West Valley Executive Park(1)...............................    $211       $201       $187        N/A        N/A

------------------------

Note (1):  This property was not acquired until January 1997.

    The following table shows annual rental revenues for the five years ended December 31, 1999:

                     ANNUAL RENTAL REVENUES (in thousands)

PROPERTY                                                1999       1998       1997       1996       1995
--------                                              --------   --------   --------   --------   --------
Walnut Creek Executive Park.........................   $6,703     $6,307     $5,640     $5,063     $5,271

South Bay Office Tower..............................   $4,119     $3,674     $2,768     $2,752     $2,280

West Valley Executive Park(1).......................   $4,345     $3,356     $2,560        N/A        N/A

------------------------

Note (1):  This property was not acquired until January 1997.

    The following table shows average annual rental rates per square foot of occupied space for the five years ended December 31, 1999:

                   AVERAGE ANNUAL RENTAL RATE PER SQUARE FOOT

PROPERTY                                                1999       1998       1997       1996       1995
--------                                              --------   --------   --------   --------   --------
Walnut Creek Executive Park.........................   $16.31     $15.74     $15.19     $13.87     $14.75

South Bay Office Tower..............................   $26.06     $23.67     $19.34     $17.61     $14.30

West Valley Executive Park(1).......................   $27.37     $24.95     $19.30        N/A        N/A

------------------------

Note (1):  This property was not acquired until January 1997.

WALNUT CREEK EXECUTIVE PARK

    Walnut Creek Executive Park is a 419,000 square foot campus style office park consisting of eleven two-story and one three-story office buildings in Walnut Creek, California. Tenants of this property include banking, healthcare, telecommunications, software development enterprises, a public utility, and professional service companies.

    For the year ended December 31, 1999, the average occupancy rate for the property was 98%, and the average monthly full service rental rate was $1.36 (or $16.31 annually) per square foot. As of December 31, 1999, the property was approximately 99% leased and two tenants occupied 10% or more of the rentable square footage, including Airtouch Communications, Inc. and Kaiser Foundation, whose principal businesses are telecommunications and healthcare, respectively. Their leases provide for $3,042,000 of rental revenue per year. The Airtouch leases expire in March 2001 and the Kaiser leases expire between September 2003 and April 2004. Each of these tenants have options to renew their leases.

    The following table shows lease expiration data as of December 31, 1999, for Walnut Creek Executive Park assuming that no tenants exercise renewal options:

                                                                         PERCENTAGE
                                                                          OF TOTAL
                                                                           REVENUE
                                     NUMBER OF               EXPIRING    REPRESENTED
                                      LEASES      SQUARE      ANNUAL     BY EXPIRING
YEAR                                 EXPIRING    FOOTAGE     REVENUE       LEASES
----                                 ---------   --------   ----------   -----------
2000...............................     18        27,281    $  339,912        6.1%
2001...............................     13       158,892       495,731       35.3%
2002...............................     12        40,013       339,390        9.4%
2003...............................      8        58,789       637,472       16.2%
2004...............................     12        90,980       534,734       24.2%
2005...............................      1         8,367        53,549        2.3%
2006...............................      0             0             0        0.0%
2007...............................      0             0             0        0.0%
2008...............................      2        23,689        75,804        6.5%
2009...............................      0             0             0        0.0%
                                        --       -------    ----------      -----
Totals.............................     66       408,011    $2,476,592      100.0%

    Walnut Creek Executive Park's federal tax basis is $17,486,000.

WEST VALLEY EXECUTIVE PARK

    West Valley Executive Park is a 165,000 square foot campus style office park comprised of five two-story buildings and one single-story building in San Jose, California. Tenants of this property include healthcare, technology and software related companies, financial services and other professional service companies.

    For the year ended December 31, 1999, the average occupancy rate for the property was 96% and the average monthly full service rental rate was $2.28 (or $27.37 annually) per square foot. As of December 31, 1999, the property was 100% leased, and no tenants occupied 10% or more of the rentable square footage.

    The following table shows lease expiration data as of December 31, 1999, for West Valley Executive Park assuming that no tenants exercise renewal options:

                                                                         PERCENTAGE
                                                                          OF TOTAL
                                                                           REVENUE
                                     NUMBER OF               EXPIRING    REPRESENTED
                                      LEASES      SQUARE      ANNUAL     BY EXPIRING
YEAR                                 EXPIRING    FOOTAGE     REVENUE       LEASES
----                                 ---------   --------   ----------   -----------
2000...............................     11        10,899    $  244,166        6.6%
2001...............................     24        42,725       604,027       25.9%
2002...............................     26        56,539       731,979       34.8%
2003...............................     11        41,242       385,733       26.7%
2004...............................      3         9,114       108,408        6.0%
2005...............................      0             0             0        0.0%
2006...............................      0             0             0        0.0%
2007...............................      0             0             0        0.0%
2008...............................      0             0             0        0.0%
2009...............................      0             0             0        0.0%
                                        --       -------    ----------      -----
Totals.............................     75       160,519    $2,074,313      100.0%

    West Valley Executive Park's federal tax basis is $9,266,000.

SOUTH BAY OFFICE TOWER

    South Bay Office Tower is a 170,000 square foot twelve-story office building in San Jose, California. Tenants of this property include healthcare, telecommunications, research and development enterprises, and professional service companies.

    For the year ended December 31, 1999, the average occupancy rate for the property was 93% and the average monthly full service rental rate was $2.17 (or $26.06 annually) per square foot. As of December 31, 1999, the property was approximately 88% leased, and one tenant occupied 10% or more of the rentable square footage, Synacom Technology, Inc., whose principal business is telecommunications. Their lease provides for $643,000 of rental revenue per year and expires in February 2003. Synacom has no option to extend its lease.

    The following table shows lease expiration data as of December 31, 1999, for South Bay Office Tower assuming that no tenants exercise renewal options:

                                                                         PERCENTAGE
                                                                          OF TOTAL
                                                                           REVENUE
                                     NUMBER OF               EXPIRING    REPRESENTED
                                      LEASES      SQUARE      ANNUAL     BY EXPIRING
YEAR                                 EXPIRING    FOOTAGE     REVENUE       LEASES
----                                 ---------   --------   ----------   -----------
2000...............................      7         9,643    $  200,201        6.4%
2001...............................     12        38,175       499,244       20.8%
2002...............................     18        47,921       736,008       35.5%
2003...............................      7        30,846       440,289       23.0%
2004...............................      4        14,763       423,902       11.6%
2005...............................      1         5,194        78,949        2.7%
2006...............................      0             0             0        0.0%
2007...............................      0             0             0        0.0%
2008...............................      0             0             0        0.0%
2009...............................      0             0             0        0.0%
                                        --       -------    ----------      -----
Totals.............................     49       146,542    $2,378,593      100.0%

    South Bay Office Tower's federal tax basis is $10,368,000.

                               PROPERTY INSURANCE

    The Registrant believes that all of the Properties are adequately covered by insurance. The Registrant's San Francisco Bay Area properties do not maintain earthquake insurance.

                                    TENANTS

    There are no individual tenants in any of the Properties that contributed 15% or more to consolidated investment property revenues for the years ended December 31, 1999, 1998, and 1997. Generally, lease terms range from one to ten years. Leases of approximately 56,000 square feet of rental space, or approximately 6.5% of the leases in the Registrant's investment portfolio as of December 31, 1999, will expire in 2000.

OTHER MATTERS RELATING TO THE PROPERTIES

WESTON OFFICE BUILDING

    In May 1999 the Registrant paid off approximately $897,000 in mortgage debt on the Weston Office Building. Loan fees associated with this debt of approximately $24,000 were written off. The Registrant did not incur any prepayment penalties in connection with the pay-off of this debt.

ITEM 3. LEGAL PROCEEDINGS

    On January 20, 1999, the Registrant completed the sale of the 410 First Avenue property located in Needham, Massachusetts to an unrelated party for approximately $3,950,000. In connection with this property disposition, the Registrant recorded a provision of approximately $58,000 which was reported by the Registrant on its 1998 Consolidated Statement of Operations. Concurrent with the sale of 410 First Avenue, the proceeds were used to re-pay a letter of credit obligation of $4.2 million due Bank of America National Trust and Savings Association (BofA). Pursuant to a mutual release and settlement agreement, BofA and the Registrant have resolved all legal differences effectively ending all litigation and cross-litigation between the parties. See Note 2 to the Registrant's Consolidated Financial Statements for further discussion.

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

    The Registrant is currently engaged as plaintiff in litigation with the County of Santa Clara and the City of San Jose for the reimbursement of approximately $50,000 in transfer taxes paid by the Registrant in connection with the recordation of a deed relating to the refinancing of one of the Registrant's properties. The Registrant alleges that the transfer tax was assessed wrongfully and should be refunded. On February 15, 2000, the Company won a motion for summary judgment in its litigation against the County of Santa Clara, and the judge ordered the refund of $11,495 in wrongfully assessed taxes. It is unclear at this time whether the County of Santa Clara intends to appeal this ruling and order. While the facts and issues in the Registrant's litigation against the City of San Jose are extremely similar to those in its litigation against the County of Santa Clara, there can be no certainty that the

City of San Jose will refund the taxes at issue in light of the ruling in the litigation against the County of Santa Clara, or that a different judge will rule the same way in the litigation against the City of San Jose.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Registrant did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

    On February 18, 2000, there were approximately 939 holders of record of the Registrant's Common Stock. The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "PGP".

    The table below sets forth, for the indicated periods, the high and low prices per share of the Registrant's Common Stock as reported on the American Stock Exchange Consolidated Reporting System.

                                                             HIGH       LOW
                                                           --------   --------
2000
  First Quarter (through February 18, 2000)..............  $11 9/16   $  9 7/8

1999
  First Quarter..........................................     7 7/8          6
  Second Quarter.........................................     9 1/8      6 1/8
  Third Quarter..........................................     8 5/8      7 1/4
  Fourth Quarter.........................................        10     7 7/16

1998
  First Quarter..........................................         8      4 1/4
  Second Quarter.........................................    11 3/8      7 3/4
  Third Quarter..........................................    11 3/4      8 7/8
  Fourth Quarter.........................................     8 7/8     6 1/16

DISTRIBUTIONS

    During the years ended December 31, 1998 and 1999, the Registrant declared and/or paid the following quarterly cash distributions:

                                                                SERIES 1
                                         COMMON                 PREFERRED
                                          STOCK                   STOCK     SERIES 1
                                        DIVIDENDS    COMMON     DIVIDENDS   PREFERRED
                                           PER        STOCK        PER        STOCK
QUARTERLY PERIOD                          SHARE     DIVIDENDS     SHARE     DIVIDENDS
----------------                        ---------   ---------   ---------   ---------
1998
First Quarter.........................       --           --         --           --
Second Quarter........................       --           --         --           --
Third Quarter.........................       --           --         --           --
Fourth Quarter........................    $0.05     $196,677      $0.05      $15,000

1999
First Quarter.........................    $0.09     $354,018      $0.09      $27,000
Second Quarter........................    $0.11     $432,689      $0.11      $33,000
Third Quarter.........................    $0.13     $511,360      $0.13      $39,000
Fourth Quarter........................    $0.15     $590,030      $0.15      $45,000

    In the third quarter of 1990 the Board of Directors suspended payment of dividends, and resumed the payment of dividends in the fourth quarter of 1998. Future dividends by the Registrant will be at the discretion of the Board of Directors and will depend upon the Registrant's funds available, its financial condition, its capital and lease requirements, and the annual distribution requirements under the REIT provisions of the Internal Revenue Code. No assurances can be given as to the amounts of dividends, if any, that will be distributed in the future.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Registrant and related notes listed in
Item 14 of this annual report and included elsewhere herein. The selected financial data is unaudited. (In thousands, except per share data)

                               AS OF DECEMBER 31,

                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
FINANCIAL POSITION
Investment properties, net.....................  $50,477    $51,933    $54,225    $32,797    $33,572
Properties held for sale, net..................       --      2,480         --         --     22,230
Deferred tax asset.............................       --     10,216      8,203      4,183      6,831
Other assets...................................   10,342     10,922      6,283     15,413      3,254
                                                 -------    -------    -------    -------    -------
Total assets...................................  $60,819    $75,551    $68,711    $52,393    $65,887
                                                 =======    =======    =======    =======    =======
Debt...........................................  $44,516    $48,707    $47,402    $33,722    $61,778
                                                 =======    =======    =======    =======    =======
Deferred tax liability.........................  $    --    $20,274    $17,983    $15,012    $10,514
                                                 =======    =======    =======    =======    =======
Stockholders' equity (deficit).................  $ 7,071    $ 3,117    $   648    $ 2,168    $(9,186)
                                                 =======    =======    =======    =======    =======
Stockholders' equity (deficit) per share.......  $  1.80    $  0.80    $  0.17    $  0.56    $ (2.36)
                                                 =======    =======    =======    =======    =======

    The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Registrant and related notes listed in
Item 14 of this annual report and included elsewhere herein. The selected financial data is unaudited. (In thousands, except share and per share data)

                        FOR THE YEAR ENDED DECEMBER 31,

                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
INCOME RESULTS
Revenue from investment properties.............  $17,980    $16,528    $13,721    $11,011    $12,200
Revenue from hotel property....................  $    --    $    --    $    --    $ 6,111    $ 7,009
Investment in partnership, net.................  $    --    $    --    $    --    $ 2,940    $(4,090)
Provision for settlement of reimbursement
  obligation...................................  $    --    $   (58)   $(2,200)   $    --    $    --
Gain on sale of real estate assets, net........  $    --    $    --    $    --    $16,714    $   177
Provision for write-down to estimated net
  realizable value.............................  $    --    $    --    $    --    $    --    $  (540)
Extraordinary items............................  $    --    $    --    $    --    $   766    $  (233)
Net income (loss)..............................  $ 5,986    $   593    $(1,726)   $11,354    $(2,729)
Net income (loss) available to common
  stockholders.................................  $ 5,842    $   578    $(1,726)   $11,354    $(2,729)
Income (loss) per common share, basic:
  Income (loss) before extraordinary items.....  $  1.49    $  0.15    $ (0.44)   $  2.72    $ (0.64)
  Extraordinary items..........................       --         --         --       0.20      (0.06)
                                                 -------    -------    -------    -------    -------
  Net income (loss) available to common
    stockholders...............................  $  1.49    $  0.15    $ (0.44)   $  2.92    $ (0.70)
                                                 =======    =======    =======    =======    =======
  Number of common shares and share
    equivalents outstanding, basic.............    3,934      3,917      3,893      3,893      3,893
                                                 =======    =======    =======    =======    =======
Income (loss) per common share, diluted:
  Income (loss) before extraordinary items.....  $  1.35    $  0.14    $ (0.44)   $  2.58    $ (0.64)
  Extraordinary items..........................       --         --         --       0.19      (0.06)
                                                 -------    -------    -------    -------    -------
  Net income (loss) available to common
    stockholders...............................  $  1.35    $  0.14    $ (0.44)   $  2.77    $ (0.70)
                                                 =======    =======    =======    =======    =======
  Number of common shares and share
    equivalents outstanding, diluted...........    4,333      4,104      3,893      4,100      3,893
                                                 =======    =======    =======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS --In 1999, there were additions to investment properties amounting to approximately $2,483,000 for tenant improvements, capital improvements, rent concessions and other deferred costs which includes leasing commissions. Additionally, in 1998 the Registrant incurred $60,000 in loan costs. The Registrant anticipates that additions to investment properties will amount to approximately $1.7 million in 2000.

    FINANCING--A total of approximately $1,035,000 of debt principal was repaid in 1999 as scheduled debt amortization. In addition, the Registrant paid off $897,000 in mortgage debt as more fully discussed in Note 3 to the Registrant's Consolidated Financial Statements. Accordingly, at December 31, 1999, the Registrant had fixed rate mortgage debt of approximately $40.3 million bearing interest at a weighted average rate of 8.50%, and two floating rate mortgages for the sum of approximately $4.2 million, bearing interest at a rate of 7.75% as of December 31, 1999.

NET INCOME (LOSS)

    INVESTMENT PROPERTIES--During 1999, income from investment properties was $3,990,000 compared to income of $2,204,000 for 1998. The increase in rental revenues for 1999 compared to 1998 is a result of an increase in both occupancy and rental rates at several properties. Included in rental revenues for 1998 is a $340,000 lease buyout from a tenant at Walnut Creek Executive Park which was reinvested in re-tenanting the space in the third quarter of 1998. The increase in operating expenses for 1999 compared to 1998 is primarily due to higher occupancy at its California properties. Interest expense decreased from $4,300,000 in 1998 to $3,819,000 in 1999. Included in interest expense for 1998 is $414,000 of interest recorded on the settlement obligation as more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements. Depreciation and amortization expense increased as a result of commencing depreciation on expenditures capitalized during 1999 relating to increased leasing activity and capital improvement projects.

    During 1998, the income from investment properties was $2,204,000 compared to income of $599,000 for 1997. The increase in rental revenues for 1998 compared to 1997 is a result of an increase in both occupancy and rental rates at several properties. The increase in operating expenses for 1998 compared to 1997 is primarily due to higher occupancy at its California properties and a property tax refund received in 1997. Interest expense increased from $4,058,000 in 1997 to $4,300,000 in 1998. Included in interest expense for 1997 and 1998 is $227,000 and $414,000, respectively, of interest recorded on the settlement obligation as described above. Depreciation and amortization expense increased for 1998 compared to 1997 as a result of increased leasing activity and capital expenditures in 1998.

    INVESTMENT IN PARTNERSHIP--On October 12, 1999, the Registrant executed Amendment No. 3 to the Limited Partnership Agreement of RCA (the "Amendment"), which allocated gross income to the Registrant for fiscal year 1999 to the extent that the Registrant had a deficit capital account in RCA. As a result of the Amendment, the Registrant estimates that it realized a tax gain of approximately $26.8 million. In addition, a loan to RCA from the managing general partner of RCA on behalf of the Registrant in the amount of approximately $8.6 million was cancelled, and the agreement obligating the managing general partner to continue making loans to RCA on behalf of the Registrant was terminated. As a result of the Amendment and cancellation of the loan, the Registrant estimates that it realized a total tax gain of approximately $35.4 million. The Registrant further estimates that the net tax liability after utilizing the Registrant's net operating loss carryover and unused tax credits will amount to approximately $6.6 million. The Registrant had written off its investment in RCA to zero in 1995, and has fully reserved for the tax liability described above in 1999. The Registrant intends to fund the estimated tax liability from its cash reserves, cash flow from operations and additional borrowing.

    In a separate transaction, RCA completed the disposition of its sole asset, Rincon Center, located in San Francisco, California, to an unrelated party on October 12, 1999. RCA's disposition of Rincon Center has had no impact on the Registrant's financial statements. In connection with the disposition, all contingent liabilities associated with RCA were eliminated, pending litigation among the parties involved in Rincon Center were dismissed with prejudice and mutual settlement and release agreements were executed by all parties. The Registrant and the managing general partner of RCA have wound up the affairs of RCA partnership as of December 31, 1999. The winding up of the RCA partnership had no financial impact on the Registrant's financial statements.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased from $1,360,000 in 1998 to $1,828,000 in 1999. This increase is primarily due to an increase in professional services attributable to the RCA settlement, the Registrant's reincorporation in Maryland, fees paid to the Registrant's financial advisor, and personnel costs. General and administrative expenses increased from $1,250,000 in 1997 to $1,360,000 in 1998. The increase in general and administrative expenses for 1998 compared to 1997 was primarily attributable to an increase in professional fees.

    OTHER INCOME--Other income was $328,000 in 1999 compared to $196,000 in 1998. The increase is primarily due to an increase in interest income from additional interest income earned on cash reserves.

    PROVISION FOR SETTLEMENT OF REIMBURSEMENT OBLIGATION--In 1998 and 1997, the Registrant recorded a provision of $58,000 and $2,200,000, respectively, for the ultimate settlement of a letter-of-credit reimbursement obligation. On
January 20, 1999, the Registrant sold the 410 First Avenue property in Needham, Massachusetts for approximately $3,785,000, net of selling expenses of approximately $165,000. This property had been classified as a property held for sale on the Registrant's December 31, 1998 Balance Sheet. The net proceeds from the sale were utilized to partially fund the $4.2 million settlement of outstanding debt, as more fully discussed in Note 2 to the Registrant's Consolidated Financial Statements.

    INCOME TAX (PROVISION) BENEFIT--In March 2000, the Registrant determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that has made a REIT election and that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Registrant met the qualifications for REIT status for 1999, and intends for it to continue to meet the qualifications in the future. As a REIT, the Registrant will be required to distribute its REIT taxable income to shareholders in subsequent years to the extent REIT status is maintained. Management also does not expect that the Registrant will pay taxes on "built-in gains" on its assets. Based on these considerations, management does not believe that the Registrant will be liable for income taxes at the Federal level or in most of the states in which it operates in future years. Accordingly, the Registrant eliminated substantially all of its existing deferred tax assets and liabilities at December 31, 1999 and does not expect to provide for deferred income taxes in future periods except in certain states. The Registrant wrote off approximately $3.5 million of a net deferred tax liability which is reflected as an income tax benefit in the 1999 Statement of Operations. The Registrant recorded a current tax payable of approximately $6.6 million related to the RCA Amendment (see Note 2 to the Registrant's Consolidated Financial Statements).

    The Registrant provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). For 1998 and 1997 the deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes.

    In 1997, the Registrant recorded an income tax benefit of 37% on its loss before taxes. This amount was less than the 40% effective rate recorded in 1998, due to certain 1997 taxable items which were not included in income for financial reporting purposes.

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

DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES

    The economic climate for commercial real estate has shown signs that rental rates and property values have stabilized and selected markets have improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Registrant's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Registrant's future cash flow and results of operations is uncertain.

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

    The Registrant has taken several actions to generate and conserve cash as discussed below and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At December 31, 1999, the Registrant had approximately $5.6 million of unrestricted cash, $1.8 million of restricted cash, investment properties with a net book value of approximately $50.5 million, total non-recourse mortgage debt of approximately $44.5 million and stockholders' equity of approximately $7.1 million. Additionally, payments of distributions to shareholders increased from $212,000 in 1998 to $2,032,000 in 1999. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, and has restructured and refinanced its mortgage debt. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and possible new investments.

    On October 13, 1999, the Registrant announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Registrant's shareholders to pursue a possible sale or merger. However, the Registrant can provide no assurances as to the timing or ultimate conclusion of any such action.

    As of December 31, 1999, the Registrant's mortgage debt had scheduled annual principal maturities as follows (in thousands):

                                                             CURRENT
                                                             --------
2000.......................................................  $ 1,095
2001.......................................................    1,190
2002.......................................................    1,294
2003.......................................................    1,407
2004.......................................................    1,530
Thereafter.................................................   38,000
                                                             -------
                                                             $44,516
                                                             =======

    The Registrant is also obligated to fund reserves for building, tenant improvements and leasing commissions in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center, and South Bay Office Tower. Scheduled funding under the various mortgage loan agreements over the twelve months ending December 31, 2000, will amount to approximately $597,000.

    On October 12, 1999, the Registrant executed Amendment No. 3 to the Limited Partnership Agreement of RCA (the "Amendment"), which allocated gross income to the Registrant for fiscal year 1999 to the extent that the Registrant had a deficit capital account in RCA. As a result of the Amendment, the Registrant estimates that it incurred a tax gain of approximately $26.8 million. In addition, a loan to RCA from the managing general partner of RCA in the amount of approximately $8.6 million was cancelled, and the agreement obligating the managing general partner to continue making loans to RCA on behalf of the Registrant was terminated. As a result of the Amendment and cancellation of the loan, the Registrant estimates that it incurred a total tax gain of approximately $35.4 million. The Registrant further estimates that the net tax liability after utilizing the Registrant's net operating loss carryover and unused tax credits will amount to approximately $6.6 million. The Registrant had written of its investment in RCA to zero in 1995, and has fully recorded the tax liability described above. The Registrant will fund the estimated tax liability from its cash reserves, cash flow from operations, additional borrowing, or a possible asset sale.

    In a separate transaction, RCA completed the disposition of its sole asset, Rincon Center located in San Francisco, California to an unrelated party on October 12, 1999. RCA's disposition of Rincon Center has had no impact on the Registrant's financial statements. In connection with the disposition, all contingent liabilities associated with RCA were eliminated, pending litigation among the parties involved in Rincon Center were dismissed with prejudice, and mutual settlement and release agreements were executed by all parties. The Registrant and the managing general partner of RCA have wound up the affairs of RCA partnership as of December 31 1999. The wind up of the RCA partnership had no financial impact on the Registrant's financial statements.

    At December 31, 1999, the Registrant's material capital expenditures over the next twelve months and beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if necessary.

    The Registrant continued to experience more stabilized operating results in its wholly owned properties during 1999, and expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancy in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

YEAR 2000 COMPLIANCE

    The Registrant conducted a comprehensive company-wide test of financial and non-financial systems to ensure that its systems would adequately handle the year 2000 issues. The Registrant also surveyed its property managers to determine if its HVAC, security, lighting and other critical building systems at its Properties were year 2000 compliant. The Registrant experienced no significant problems with any of its financial or non-financial systems, nor did any of the critical systems at its Properties malfunction, at the turn of the century. In addition, the Registrant has not experienced any significant year 2000 issues with respect to its third party suppliers. The Registrant will continue to monitor its systems and those at its Properties for potential imbedded year 2000 problems. The costs incurred by the Registrant in connection with its year 2000 compliance program have been, and are expected to remain, immaterial to its financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Given these and other risks described elsewhere in this Form 10-K, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

INTEREST RATES

    The Registrant's primary market risk exposure is to changes in interest rates on its floating rate mortgage loans payable. The Registrant does not believe that changes in market interest rates will have a material impact on the performance or fair value of its two floating rate mortgage loans.

    Approximately 9.4% and 8.7% of the Registrant's outstanding debt were subject to variable rates at December 31, 1999 and 1998, respectively. In addition, the average weighted interest rate on the Registrant's floating rate debt decreased from 8.38% at December 31, 1998 to 7.75% at December 31, 1999. The Registrant reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Registrant does not have any other material market-sensitive financial debt instruments. It is not the Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

    The table below provides information about the Registrant's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                                    EXPECTED MATURITIES
                                  ---------------------------------------------------------------------------------------
                                                                                                                   FAIR
                                    2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                  --------   --------   --------   --------   --------   ----------   --------   --------
                                                                      (IN THOUSANDS)
Secured Fixed...................   $1,037     $1,128     $1,226     $1,333     $1,450     $34,146     $40,320    $40,320
Fixed Interest Rate.............     8.50%      8.50%      8.50%      8.50%      8.50%       8.50%
Secured Variable................   $   59     $   62     $   68     $   74     $   80     $ 3,853     $ 4,196    $ 4,196
Average Interest Rate...........     7.75%      7.75%      7.75%      7.75%      7.75%       7.75%

    The Registrant believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Registrant could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 1999.

    A change of 1/4% in the index rate to which the Registrant's variable rate debt is tied would change the annual interest incurred by the Registrant by approximately $10,000 based upon the balances outstanding on variable rate instruments at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this Item 8 are included in Part IV as indexed under Items 14 (a) 1 and 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Part III will be included in an amendment to this Form 10-K, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements and supplementary financial information are filed as part of this report:

FINANCIAL STATEMENTS OF THE REGISTRANT                         PAGES
--------------------------------------                        --------
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................        22
Consolidated Statements of Operations for the three years
  ended December 31, 1999, 1998 and 1997....................        23
Consolidated Statements of Stockholders' Equity for the
  three years ended December, 1999, 1998 and 1997...........        24
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999, 1998 and 1997....................        25
Notes to Consolidated Financial Statements..................     26-36
Report of Independent Public Accountants....................        37

(a) 2. The following financial statement schedule is filed as part of this report:


Schedule III --Real Estate and Accumulated Depreciation
                  as of December 31, 1999...................     38-39

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or in the Notes thereto.

(a) 3. Exhibits

    Any exhibits required by this subsection of Item 14 will be filed by amendment.

    21.   Subsidiaries of the Registrant....................        40
    23.1  Consent of Independent Public Accountants.........        41

(b) The Registrant filed a Form 8-K dated October 19, 1999, reporting under Items 5 and 7 the Amendment No. 3 to the Limited Partnership Agreement of Rincon Center Associates.

    The Registrant filed a Form 8-K dated September 7, 1999, reporting under
    Item 5 the consummation of its reincorporation from New York to Maryland.

    The Registrant filed a Form 10-K/A for the year ended December 31, 1998, dated April 29, 1999, reporting under Items 10 through 13.

    The Registrant filed Form S-8 POS (Amendment No. 2) dated November 23, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PACIFIC GATEWAY PROPERTIES, INC.
                                                             (REGISTRANT)

                                                       By:   RAYMOND V. MARINO
                                                             ----------------------------------------
                                                             Raymond V. Marino
                                                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 13, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                        TITLE                      DATE
                  ---------                                        -----                      ----
RAYMOND V. MARINO                                   Director, President and Chief
------------------------------------                  Executive Officer and Chief        March 13, 2000
Raymond V. Marino                                     Financial Officer
MELANIE L. ADKINS
------------------------------------                Controller - Corporate               March 13, 2000
Melanie L. Adkins                                     (Principal Accounting Officer)
NEIL C. MARCK
------------------------------------                Controller - Management Company      March 13, 2000
Neil C. Marck                                         (Principal Accounting Officer)
STEVEN A. CALABRESE
------------------------------------                Director                             March 13, 2000
Steven A. Calabrese
MARK D. GROSSI
------------------------------------                Director                             March 13, 2000
Mark D. Grossi
LAWRENCE B. HELZEL
------------------------------------                Director                             March 13, 2000
Lawrence B. Helzel
CHRISTOPHER L. JARRATT
------------------------------------                Director                             March 13, 2000
Christopher L. Jarratt
RICHARD M. OSBORNE
------------------------------------                Director                             March 13, 2000
Richard M. Osborne
MARTIN S. ROHER
------------------------------------                Director                             March 13, 2000
Martin S. Roher

                        PACIFIC GATEWAY PROPERTIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1999 AND 1998

                            AND FOR THE YEARS ENDED

                        DECEMBER 31, 1999, 1998 AND 1997

                        PACIFIC GATEWAY PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $  5,609   $  6,535
Restricted cash.............................................     1,793      1,573
Accounts receivable.........................................       172        148
Other current assets........................................        82         82
Investment properties:
  Land......................................................     9,137      9,137
  Buildings.................................................    46,138     46,008
  Building and other improvements...........................    14,725     12,993
                                                              --------   --------
    Subtotal investment properties..........................    70,000     68,138
  Less-accumulated depreciation.............................   (19,523)   (16,205)
                                                              --------   --------
    Investment properties, net..............................    50,477     51,933
                                                              --------   --------
Property held for sale, net of accumulated depreciation and
  reserve for write-down to net realizable value of $2,733
  at December 31, 1998......................................        --      2,480
Deferred tax asset..........................................        --     10,216
Capitalized loan costs, net of accumulated amortization of
  $333 and $233 at December 31, 1999 and 1998,
  respectively..............................................       600        743
Capitalized lease commissions, rent concessions and other
  deferred costs, net of accumulated amortization of $1,819
  and $1,455 at December 31, 1999 and 1998, respectively....     2,086      1,841
                                                              --------   --------
      Total assets..........................................  $ 60,819   $ 75,551
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current income taxes payable................................  $  6,551   $     --
Accounts payable............................................       783        879
Accrued payroll, property and sales taxes...................       103        117
Accrued interest on debt....................................       165        811
Unearned rental revenue.....................................       367        413
Tenant security deposits....................................     1,263      1,233
Debt related to investment properties.......................    44,516     48,707
Deferred tax liability......................................        --     20,274
                                                              --------   --------
    Total liabilities.......................................    53,748     72,434
                                                              --------   --------
Stockholders' equity:
Common stock $1.00 par value:
  Authorized--10,000,000 shares; Issued--4,052,090 shares as
    of December 31, 1999 and 1998...........................     4,052      4,052
Series 1 Convertible Preferred Stock $1.00 par value, $3,000 preference in liquidation:
  Authorized, issued and outstanding--300,000 shares........     2,889      2,889
Paid-in-deficit.............................................    (8,968)    (8,968)
Retained earnings...........................................    11,135      7,181
Treasury stock, at cost--118,554 common shares at
  December 31, 1999 and December 31, 1998...................    (2,037)    (2,037)
                                                              --------   --------
    Total stockholders' equity..............................     7,071      3,117
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 60,819   $ 75,551
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
INVESTMENT PROPERTIES:
  Rental revenues...........................................   $17,980     $16,528     $13,721
  Operating expenses........................................    (6,337)     (6,340)     (5,955)
  Interest expense..........................................    (3,819)     (4,300)     (4,058)
  Depreciation and amortization.............................    (3,834)     (3,684)     (3,109)
                                                               -------     -------     -------
    Investment properties income............................     3,990       2,204         599
                                                               -------     -------     -------
HOTEL PROPERTY:
  Operating expenses........................................        --          --         (93)
                                                               -------     -------     -------
    Hotel property loss.....................................        --          --         (93)
                                                               -------     -------     -------
General and administrative expenses.........................    (1,828)     (1,360)     (1,250)
Other income................................................       328         196         192
                                                               -------     -------     -------
  Income (loss) before settlement obligation, property
    transactions, and income taxes..........................     2,490       1,040        (552)
Provision for settlement of reimbursement obligation........        --         (58)     (2,200)
                                                               -------     -------     -------
Income (loss) before income taxes...........................     2,490         982      (2,752)
Income tax (provision) benefit..............................     3,496        (389)      1,026
                                                               -------     -------     -------
  Net income (loss).........................................   $ 5,986     $   593     $(1,726)
                                                               -------     -------     -------
Preferred dividends.........................................      (144)        (15)         --
                                                               -------     -------     -------
Net income (loss) available to common stockholders..........   $ 5,842     $   578     $(1,726)
                                                               =======     =======     =======
Income (loss) per common share, basic:
    Net income (loss) available to common stockholders......   $  1.49     $  0.15     $ (0.44)
                                                               =======     =======     =======
Income (loss) per common share, diluted:
    Net income (loss) available to common stockholders......   $  1.35     $  0.14     $ (0.44)
                                                               =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           SERIES 1                                      WARRANTS
                                                          CONVERTIBLE                                       FOR
                                                COMMON     PREFERRED    PAID-IN-   RETAINED   TREASURY    COMMON
                                                STOCK        STOCK      DEFICIT    EARNINGS    STOCK       STOCK      TOTAL
                                               --------   -----------   --------   --------   --------   ---------   --------
Balance at December 31, 1996................    $4,011      $   --      $(10,222)  $ 8,526    $(2,037)    $ 1,890    $ 2,168
  Net loss..................................        --          --            --    (1,726)        --          --     (1,726)
  Issuance of common stock from exercise of
    stock options...........................         7          --            15        --         --          --         22
  Return of profit from shareholder
    short-swing sale........................        --          --           184        --         --          --        184
                                                ------      ------      --------   -------    -------     -------    -------
Balance at December 31, 1997................    $4,018      $   --      $(10,023)  $ 6,800    $(2,037)    $ 1,890    $   648
  Net income................................        --          15            --       578         --          --        593
  Dividend payment..........................        --         (15)           --      (197)        --          --       (212)
  Repurchase of warrants....................        --          --           883        --         --      (1,890)    (1,007)
  Issuance of 300,000 shares of preferred
    stock...................................        --       2,889            --        --         --          --      2,889
  Tax benefit from exercise of stock
    options.................................        --          --           104        --         --          --        104
  Issuance of common stock from exercise of
    stock options...........................        34          --            65        --         --          --         99
  Return of profit from shareholder
    short-swing sale........................        --          --             3        --         --          --          3
                                                ------      ------      --------   -------    -------     -------    -------
Balance at December 31, 1998................    $4,052      $2,889      $ (8,968)  $ 7,181    $(2,037)    $    --    $ 3,117
  Net income................................        --         144            --     5,842         --          --      5,986
  Dividend payment..........................        --        (144)           --    (1,888)        --          --     (2,032)
                                                ------      ------      --------   -------    -------     -------    -------
Balance at December 31, 1999................    $4,052      $2,889      $ (8,968)  $11,135    $(2,037)    $    --    $ 7,071
                                                ======      ======      ========   =======    =======     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flow from operating activities:
  Net income (loss).........................................  $  5,986   $   593    $ (1,726)
  Non-cash revenues and expenses included in net income
    (loss):
    Depreciation and amortization...........................     3,834     3,684       3,109
    Provision for settlement of reimbursement obligation....        --        58       2,200
    Deferred taxes, net.....................................   (10,058)      278      (1,049)
    Current taxes payable...................................     6,551        --          --
Changes in assets and liabilities:
  Accounts receivable and other current assets..............       (24)       22         927
  Accounts payable and other current liabilities............      (132)      775       1,187
                                                              --------   -------    --------
NET CASH GENERATED BY OPERATING ACTIVITIES..................     6,157     5,410       4,648
                                                              --------   -------    --------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized
    lease commissions, rent concessions and other deferred
    costs...................................................    (2,483)   (4,176)     (4,161)
  Acquisition of investment properties......................        --        --     (10,797)
  Proceeds from sale of property, net.......................     3,785        --          --
  (Increase) decrease in restricted cash....................      (220)      173       8,229
                                                              --------   -------    --------
NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES........     1,082    (4,003)     (6,729)
                                                              --------   -------    --------
Cash flow from financing activities:
  Borrowings under debt related to investment properties....        --     4,273       2,112
  Payment to settle reimbursement obligation................    (4,200)       --          --
  Payments on debt..........................................    (1,933)   (3,026)       (835)
  Payment of loan costs and fees............................        --       (60)       (236)
  Repurchase of warrants....................................        --    (1,007)         --
  Proceeds from sale of preferred stock, net of issuance
    costs...................................................        --     2,889          --
  Payment of dividends......................................    (2,032)     (212)         --
  Proceeds from stock options exercised.....................        --        99          22
  Tax benefit from exercise of stock options................        --       104          --
  Proceeds from shareholder short-swing sale................        --         3         184
                                                              --------   -------    --------
NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES........    (8,165)    3,063       1,247
                                                              --------   -------    --------
Increase (decrease) in cash and cash equivalents............      (926)    4,470        (834)
Balance at beginning of year................................     6,535     2,065       2,899
                                                              --------   -------    --------
Balance at end of year......................................  $  5,609   $ 6,535    $  2,065
                                                              ========   =======    ========
SUPPLEMENTARY DISCLOSURES:
  Cash paid for interest....................................  $  4,465   $ 3,791    $  3,673
                                                              ========   =======    ========
  Cash paid for taxes.......................................  $     11   $     1    $     --
                                                              ========   =======    ========
  Non-cash transactions:
  Portion of acquisition of investment properties funded by
    assumption of mortgage debt.............................  $     --   $    --    $ 10,203
                                                              ========   =======    ========
  Increase in debt related to investment properties in
    connection with reimbursement obligation................  $     --   $    58    $  2,200
                                                              ========   =======    ========
  Decrease in paid-in-deficit from repurchase of warrants...  $     --   $   883    $     --
                                                              ========   =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Pacific Gateway Properties, Inc., (the "Company") is a Maryland corporation, formed for the purpose of investing and managing income producing real estate. The Company reincorporated from New York effective September 1, 1999. The reincorporation did not result in a change in the Company's management, capitalization, assets, liabilities or net worth, but did result in certain ownership and transfer restrictions applicable to the Company's common stock. The Company's overall business plan has been to assemble a substantial portfolio of income producing properties. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") for fiscal 1999 and is therefore required to meet certain asset and income tests, and other requirements, in order to maintain REIT status as further discussed in Note 5 to the Company's Consolidated Financial Statements. The Company believes it qualifies as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended for 1999. The Company historically focused its property acquisitions in four markets: Northern California, Arizona, Florida and Massachusetts. The Company's long-term objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Company is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential. This strategy is influenced by the following factors: (1) the Company's current property portfolio is concentrated on the West Coast; and (2) the Company believes that geographic concentration will create operational efficiencies.

    On October 13, 1999, the Company announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Company's shareholders to pursue a possible sale or merger. However, the Company can provide no assurances as to the timing or ultimate conclusion of any such action.

PRINCIPLES OF CONSOLIDATION

    The Company's Consolidated Financial Statements include the accounts of the Company and all wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The investment in RCA in which the Company had a 22.8% partnership interest and had no management control, was accounted for using the equity method.

REVENUE RECOGNITION

    Rental revenues are recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash, commercial paper and money market accounts, all of which have original maturities of three months or less.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

RESTRICTED CASH

    As of December 31, 1999, restricted cash is comprised of the following (in thousands):


Capital, tenant improvement and lease commission reserves...   $1,110
Security deposits from certain tenants......................      269
Debt service, property tax and insurance reserves...........      414
                                                               ------
Total.......................................................   $1,793
                                                               ======

INVESTMENT PROPERTIES, PROPERTY HELD FOR SALE, AND OTHER DEFERRED COSTS

    Land, buildings and improvements are recorded at cost. Depreciation on investment properties is provided using the straight-line method over estimated useful lives ranging from 10 to 40 years. At December 31, 1998, the Company had classified the 410 First Avenue property as held for sale. This property was sold in January 1999.

    The following table summarizes the condensed results of operations of the 410 First Avenue property held for disposition for the years ended
December 1999, 1998, and 1997 (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Rental Revenues.............................................    $ 15      $  301    $    302
Operating Expenses..........................................       1          96          44
Interest Expense............................................      --         414         226
Depreciation and amortization...............................      --          11          78
Provision for reimbursement obligation......................      --          58       2,200
                                                                ----      ------    --------
Investment property income (loss)...........................    $ 14      $ (278)   $ (2,246)
                                                                ====      ======    ========

    Capitalized loan costs consist of loan fees, legal, accounting, engineering, appraisal, and other costs associated with financings and are amortized using the straight-line method over the primary term of related debt instrument. Lease commissions and rent concessions are amortized over the term of the lease. The remaining deferred costs are amortized using the straight-line method over the estimated useful life of the asset to which they relate. Repairs and maintenance are charged to expense as incurred.

    The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when expected cash flows (not discounted) are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset.

EARNINGS PER SHARE

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding warrants and stock options enter into the weighted average shares outstanding when computing diluted earnings per share

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

using the Treasury Stock Method. The number of weighted average common shares and potential common shares used in the earnings per share calculations are as follows:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Basic.......................................................  3,933,536   3,916,612   3,893,133
  Stock options, warrants and series 1 convertible preferred
    stock...................................................    399,628     187,166          --
                                                              ---------   ---------   ---------
Diluted.....................................................  4,333,164   4,103,778   3,893,133
                                                              =========   =========   =========

    In 1997, due to the Company's loss position, the inclusion of stock options and warrants would have been anti-dilutive, and accordingly the number of outstanding shares used in calculating basic and diluted earnings per share for that year are the same.

RISKS AND UNCERTAINTIES AND USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's ability to (i) meet its debt obligations, (ii) provide dividends either from operations, or the ultimate disposition of the Company's properties or (iii) continue as a going concern may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors to the market. The Company's wholly owned San Francisco Bay Area properties do not maintain earthquake insurance. The accompanying Consolidated Financial Statements do not provide for any adjustments with regard to these uncertainties.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENT

    On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 may become effective for the Company beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of SFAS 133 to be material to the financial statements. However, the SFAS 133 could increase volatility in earnings and other comprehensive income.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS

RINCON CENTER ASSOCIATES PARTNERSHIP (RCA)--SAN FRANCISCO, CALIFORNIA

    Prior to October 12, 1999, the Company owned a general (non-managing) and limited partnership interests in Rincon Center Associates ("RCA"), a California limited partnership, totaling approximately 22.8%. On October 12, 1999, several actions were taken relating to RCA.

    On October 12, 1999, the Company executed Amendment No. 3 to the Limited Partnership Agreement of RCA (the "Amendment"), which allocated gross income to the Company for fiscal year 1999 to the extent that the Company had a deficit capital account in RCA. As a result of the Amendment, the Company estimates that it realized a tax gain of approximately $26.8 million. In addition, a loan to RCA from the managing general partner of RCA in the amount of approximately $8.6 million was cancelled, and the agreement obligating the managing general partner to continue making loans to RCA on behalf of the Company was terminated. As a result of the Amendment and cancellation of the loan, the Company estimates that it realized a total tax gain of approximately $35.4 million. The Company further estimates that the net tax liability after utilizing the Company's net operating loss carryover and unused tax credits will amount to approximately
$6.6 million. The Company had written off its investment in RCA to zero in 1995, and has fully reserved for the tax liability described above. The Company will fund the estimated tax liability from its cash reserves, cash flow from operations and additional borrowing.

    In a separate transaction, RCA completed the disposition of its sole asset, Rincon Center located in San Francisco, California, to an unrelated party on October 12, 1999. RCA's disposition of Rincon Center will have no impact on the Company's financial statements. In connection with the disposition, all contingent liabilities associated with RCA were eliminated, pending litigation among the parties involved in Rincon Center were dismissed with prejudice, and mutual settlement and release agreements were executed by all parties. The Company and the managing general partner of RCA have wound up the affairs of the RCA partnership as of December 31, 1999. The winding up of the RCA partnership had no financial impact on the Company's financial statements.

    The commercial portion of Rincon Center Phase Two was financed pursuant to a Construction Loan Agreement between RCA and Citibank. A portion of the security for the Construction Loan Agreement was a $3.65 million letter of credit issued by Bank of America National Trust and Savings Association (the "Issuing Bank") on behalf of the Company in favor of Citibank. The letter of credit for $3.65 million was drawn by Citibank prior to its expiration date of June 23, 1997. The Issuing Bank made a demand on the Company to reimburse them for the $3.65 million drawn on the letter of credit and also notified the Company it is in default with respect to the reimbursement obligation. In accordance with generally accepted accounting principles, effective June 30, 1997, the Company recorded a "provision for settlement of reimbursement obligation" in the amount of $2.2 million to provide for the ultimate settlement of the reimbursement obligation. On or about August 18, 1997, the Issuing Bank commenced an action against the Company in the Land Court Department of the Trial Court of Massachusetts (the Land Court), to obtain a conditional judgment in the full amount of the Company's indebtedness to the Issuing Bank. The Company filed a complaint against the Issuing Bank on November 21, 1997 in the Superior Court Department of the Trial Court of the Commonwealth of Massachusetts (the Superior Court) seeking damages, equitable relief and a jury trial for causes of action flowing from the Issuing Bank's conduct regarding the letter of credit.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

2. REAL ESTATE PARTNERSHIP INVESTMENTS (CONTINUED)
    The Company and the Issuing Bank settled the Land and Superior Court actions on January 15, 1999. Pursuant to the terms of a mutual release and settlement agreement, the Company paid the Issuing Bank the sum of $4.2 million and released the Issuing Bank from all claims raised in the Superior Court action. The Issuing Bank, meanwhile, executed discharges of mortgage and rent assignment, and released the Company from all claims raised in the Land Court action. Concurrent with the mutual release and settlement between the Company and the Issuing Bank, the Company closed on the sale of the 410 First Avenue property on January 20, 1999, for approximately $3,950,000. In connection with this property disposition, the Company recorded a provision of approximately $58,000 in its 1998 Consolidated Statement of Operations. The net proceeds from the sale were utilized to partially fund the $4.2 million settlement with the Issuing Bank.

3. DEBT

    As of December 31, 1999 and 1998, the Company had the following outstanding debt related to its investment properties (in thousands):

                                                            1999       1998
                                                          --------   --------
South Bay Office Tower, interest fixed at 8.66%, due
  January 2007..........................................  $  9,096   $  9,228
Walnut Creek Executive Park, interest fixed at 7.85%,
  due June 2005.........................................    18,021     18,531
Weston Office Building, interest fixed at 8.45%, paid in
  full in May 1999......................................        --        918
North Tucson Business Center, interest fixed at 9.62%,
  due October 2006......................................     3,709      3,757
West Valley Executive Park (4000-4040 buildings),
  interest fixed at 9.13%, due June 2005................     9,495      9,759
West Valley Executive Park (4050 building), interest at
  7.75% as of December 31, 1999 (floating rate of 2.875%
  over the one year treasury bond rate adjustable every
  six months), due July 2008............................     1,544      1,567
930 Montgomery Street, interest at 7.75% as of
  December 31, 1999 (floating rate of 2.875% over the
  one year treasury bond rate adjustable every six
  months), due September 2008...........................     2,651      2,689
410 First Avenue (See Note 2)...........................        --      2,258
                                                          --------   --------
                                                          $ 44,516   $ 48,707
                                                          ========   ========

MORTGAGES ON REAL ESTATE

SOUTH BAY OFFICE TOWER

    In December 1996, the Company completed the refinancing of $9.45 million of debt related to South Bay Office Tower. The loan bears interest at 8.66% through maturity and requires fixed monthly payments of $77,000. The loan is amortized over 25 years and matures on January 2007. This loan may

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

3. DEBT (CONTINUED)
be prepaid any time after the first day of the fifth (5th) loan year with a 30-day written notice to the lender. A prepayment consideration of the greater of one percent of the loan balance, or the present value of all remaining payments of principal and interest is payable on the prepayment date. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $701,000 with the lender to fund future capital improvements. As of December 31, 1999, the entire $701,000 has been reimbursed to the Company by the lender. Also, the loan requires $22,100 per month to be deposited for future tenant improvements and leasing commissions until the reserve equals a maximum of $668,000 and an additional $5,520 per month to be deposited in a replacement reserve during the term of the loan. The portion of reserves funded and unspent through December 31, 1999, including interest, amounted to approximately $208,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

WALNUT CREEK EXECUTIVE PARK

    In June 1995, the Company completed the refinancing of $20,000,000 of debt related to Walnut Creek Executive Park. The loan carries a 7.85% annual interest rate until maturity with fixed monthly payments of approximately $162,000. The loan is amortized over 21 years and matures on June 2005. The loan has a prepayment penalty and is non-recourse to the Company. In addition, the loan requires the Company to fund a reserve for future tenant improvements of $17,600 per month through month sixty-eight (68) of the loan or until the reserve, including interest, reaches a balance of $1,000,000. The balance of the reserve as of December 31, 1999, including interest, amounted to approximately $789,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

WESTON OFFICE BUILDING

    In May 1999, the Company paid off approximately $897,000 in mortgage debt on the Weston office building. Loan fees associated with this debt of approximately $24,000 were written off in the third quarter of 1999. The Company did not incur any prepayment penalties in connection with the payoff of this debt.

NORTH TUCSON BUSINESS CENTER

    In September 1996, the Company completed the refinancing of $3,850,000 of debt related to North Tucson Business Center in Arizona. The loan carries a 9.62% annual interest rate until maturity with fixed monthly payments of approximately $34,000. The loan is amortized over 25 years and matures on October 2006. The loan is non-recourse to the Company. Concurrent with the closing, the Company deposited $40,800 with the lender to fund future tenant improvements and leasing commissions during the term of the loan. The loan also requires an additional $3,400 per month to be deposited for future tenant improvements and leasing commissions and $1,100 per month to be deposited in a replacement reserve during the term of the loan. In addition, the Company was required to fund a debt service reserve of $8,200 per month which was fully funded as of the reporting date up to the $295,000 maximum. The debt service, tenant improvement and leasing commission reserves may be reduced if certain tenant renewals occur. The portion of the reserves funded and unspent through December 31, 1999, including interest, amounted to approximately $113,000 and is classified as restricted cash on the Company's Consolidated Balance Sheet.

WEST VALLEY EXECUTIVE PARK

    In connection with the January 17, 1997 acquisition of this property, the Company assumed approximately $10,203,000 in non-recourse mortgage debt related to buildings 4000-4040 at West Valley Executive Park in San Jose, California. The loan carries a 9.13% annual interest rate until maturity with fixed monthly payments of approximately $95,300. The loan is amortized over 20 years and matures on June 2005. The debt continues to be assumable and is subject to a prepayment penalty. Pursuant to the loan document, the debt may not be paid off prior to July 1, 2000. However, recent correspondence from the lender indicated they would accept an early pay-off, subject to a yield maintenance prepayment penalty.

    In June 1998, the Company completed the financing of $1,575,000 of mortgage debt from Redwood Bank related to the 4050 Moorpark building at West Valley Executive Park. The new loan carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

(7.75% at December 31, 1999). The loan has fixed monthly payments of approximately $12,500. The loan is amortized over 25 years and matures on July 2008. This debt is non-recourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Company's 930 Montgomery Street property in San Francisco, California.

930 MONTGOMERY STREET

    In July 1998, the Company completed the refinancing of $2,076,000 of mortgage debt from Redwood Bank related to its 930 Montgomery Street property in San Francisco, California. The new loan of $2,697,500 carries a variable interest rate of 2.875% over the one year treasury bond rate, adjustable semi-annually (7.75% at December 31, 1999). The loan has fixed monthly payments of approximately $21,500. The loan is amortized over 25 years and matures on September 2008. This debt is non-recourse and can be prepaid at any time without a penalty. This debt contains a cross default provision with the loan on the Company's 4050 Moorpark building at West Valley Executive Park property in San Jose, California.

CORPORATE DEBT

    In December 1993, the Company completed a restructuring of its non-revolving line-of-credit, letter-of-credit, unsecured bonds, and certain mortgages. This debt was paid in full in 1996 using a portion of the proceeds from the sale of the Radisson Suites Hotel.

    In connection with this restructuring, the Company issued to Citicorp Real Estate, Inc. (Citicorp) warrants to acquire up to two million shares of the Company's common stock at an exercise price of $2.875 per share. One million of the warrants were canceled leaving one million exercisable warrants outstanding, which the Company recorded in the stockholders' equity section of the Company's Consolidated Balance Sheet at a carrying value of $1,890,000.

    On March 31, 1998, the Company completed the repurchase of the 1,000,000 outstanding warrants to purchase 1,000,000 shares of the Company's common stock from Citicorp, for $1,000,000. As a result of this transaction, the Company has recorded the difference between the carrying value of the warrants and the net purchase price, which amounts to $883,000, as additional paid-in-capital in the Company's Consolidated Balance Sheet as of December 31, 1998.

FAIR VALUE OF FIXED RATE MORTGAGES

    The estimated fair value of the fixed rate mortgages as of December 31, 1999 was approximately $40,370,000.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

LOAN MATURITIES

    The maturities of debt outstanding as of December 31, 1999, and required minimum principal payments in each of the next five years and thereafter are summarized as follows (in thousands):

                                                            CURRENT
                                                            --------
2000......................................................  $  1,095
2001......................................................     1,190
2002......................................................     1,294
2003......................................................     1,407
2004......................................................     1,530
Thereafter................................................    38,000
                                                            --------
                                                            $ 44,516
                                                            ========

4. ACQUISITION OF INVESTMENT PROPERTIES

    On January 17, 1997, the Company purchased two properties to complete a tax deferred exchange in accordance with Section 1031 of the Internal Revenue Code, as amended, in connection with the sale of the Radisson Suites Hotel. The first acquisition was West Valley Executive Park, a multi-tenant, six building, 165,000 square foot office park in San Jose, California, that was acquired for $17,500,000. The second acquisition was a multi-tenant, 23,000 square foot, six-story steel frame office building located at 930 Montgomery Street, San Francisco, California, for $3,250,000. See Note 3 for discussion of the mortgage debt assumed and borrowed in connection with these acquisitions.

5. INCOME TAXES

    In March 2000, the Company determined that it would elect to be taxed as a REIT pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company met the qualifications for REIT status for 1999, and intends for it to continue to meet the qualifications in the future and to distribute its REIT taxable income to shareholders in 1999 and subsequent years. Management also does not expect that the Company will pay taxes on "built-in gains" on its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years. Accordingly, the Company eliminated its existing deferred tax assets and liabilities at December 31, 1999, and does not expect to provide for deferred income taxes in future periods except in certain states. The Company wrote off approximately $3.5 million of a net deferred tax liability which is reflected as an income tax benefit in the 1999 Statement of Operations. The Company recorded a current tax payable of approximately $6.6 million related to the RCA Amendment (see Note 2).

    The Company provides for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). For 1998 and 1997 the deferred income tax (provision) benefit represents the tax effect of temporary differences between income (loss) determined for financial reporting and for income tax purposes.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

5. INCOME TAXES (CONTINUED)
    The table below reconciles the difference between the statutory federal income tax rate and the effective rate in the Company's Consolidated Statement of Income (Loss).

                                                                (PROVISION) BENEFIT
                                                                    PERCENTAGES
                                                              -----------------------
                                                                1998           1997
                                                              --------       --------
Statutory federal income tax rate...........................    (34%)         34%
State income tax............................................     (6)            6
Taxable items not recognized for financial reporting
  purposes..................................................      --           (3)
                                                               -----           --
Effective tax rate (provision) benefit......................    (40%)         37%
                                                               =====           ==

    The components of the (provision) benefit for income taxes were as follows (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Federal--current............................................  $ (3,788)   $   --    $   (17)
Federal--deferred...........................................     6,915       (81)       992
State--current..............................................    (2,777)       (6)        (6)
State--deferred.............................................     3,146      (302)        57
                                                              --------    ------    -------
                                                              $  3,496    $ (389)   $ 1,026
                                                              ========    ======    =======

6. LESSOR ARRANGEMENTS

    As of December 31, 1999, approximately 856,000 of a total of approximately 882,000 square feet or 97% of the Company's wholly owned commercial space was leased (unaudited). The terms of the leases generally require tenants to pay base rent plus their proportionate share of certain operating expenses or expense increases. Minimum rental amounts due to the Company pursuant to these operating leases through expiration are as follows (in thousands):

                                                            CURRENT
                                                            --------
2000......................................................  $ 16,692
2001......................................................    12,938
2002......................................................     9,194
2003......................................................     5,095
2004......................................................     2,294
2005......................................................     1,073
2006......................................................       960
2007......................................................       923
2008......................................................        68
2009......................................................        --
Thereafter................................................        --
                                                            --------
                                                            $ 49,237
                                                            ========

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

INCENTIVE STOCK OPTION PLAN

    The Company has two stock option plans, the 1985 Incentive Stock Option Plan (the "1985 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). Under the 1985 Plan, 200,000 shares of the Company's Common Stock were reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1998, options to purchase 19,940 shares were exercised and options to purchase 1,235 shares were canceled. During 1997, options to purchase 4,000 shares were exercised and options to purchase 11,000 shares were canceled. As of December 31, 1999, a total of 21,175 options were outstanding under the 1985 Plan and no additional grants may be made. Of such outstanding options, 15,000 are exercisable in equal cumulative installments over five years beginning in 1993 at the price of $3.13 per share and 6,175 outstanding options are exercisable in equal cumulative installments over five years beginning in 1995 at prices ranging from $3.69 to $4.56 per share.

    Under the 1996 Plan, a total of 200,000 shares of common stock have been reserved for issuance. This plan provides for options to be granted at fair market value on the date of grant for terms not exceeding ten years. During 1997, options to purchase an aggregate of 30,000 shares were granted at an exercise price of $4.94. During 1998, options to purchase 45,000 shares were granted at exercise prices ranging from $6.06 to $6.69 per share. During 1997, options to purchase 3,000 shares were exercised, and options to purchase 12,000 shares were canceled. During 1998, options to purchase 14,000 shares were exercised, and options to purchase 21,000 shares were canceled. As of December 31, 1999, a total of 175,000 options were outstanding under the 1996 plan. Of such options outstanding under the 1996 Plan, 40,000 were exercisable in 1996, 40,000 were exercisable in 1997, 26,000 were exercisable in 1998, 31,000 were exercisable in 1999, 11,000 are exercisable in 2000, 2001 and 2002, respectively, and 5,000 are exercisable in 2003.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock based compensation plans. As permitted by SFAS 123, the Company will continue to account for these plans under APB Opinion No. 25, under which no compensation expense will be recognized. The additional compensation expense that would have been recorded if the Company had adopted SFAS 123 is $120,000, $54,000, and $48,000 in 1999, 1998 and 1997, respectively. Basic and diluted earnings per share would have been reduced to $1.45 and $1.32, $0.14 and $0.13, and $(0.46) and (0.46), for the years ended December 31, 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants for October 29, 1998 and March 16, 1998, respectively: expected dividend yield of 2.96% and 3.17%; expected volatility of 47.6% and 46.9%; risk-free interest rates of 4.54% and 5.54%, and expected lives of 10 years for both grants.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

7. STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS (CONTINUED)

    A summary of the status of the Company's two stock option plans and stock warrants at December 31, 1999, 1998, and 1997, and changes during the years then ended is presented in the table below:

                                         1999                    1998                    1997
                                  -------------------   ----------------------   ---------------------
                                             WEIGHTED                 WEIGHTED                WEIGHTED
                                             AVERAGE                  AVERAGE                 AVERAGE
                                             EXERCISE                 EXERCISE                EXERCISE
                                   SHARES     PRICE       SHARES       PRICE       SHARES      PRICE
                                  --------   --------   -----------   --------   ----------   --------
Outstanding at beginning of
  year..........................   196,175    $3.91       1,207,350*   $2.91      1,207,350*   $2.86
Granted.........................        --       --          45,000     6.41         30,000     4.94
Exercised.......................        --       --         (33,940)    2.79         (7,000)    3.13
Expired.........................        --       --      (1,022,235)    2.87        (23,000)    2.91
                                  --------              -----------              ----------
Outstanding at end of year......   196,175    $3.91         196,175    $3.91      1,207,350    $2.91
                                  ========              ===========              ==========
Exercisable at end of year......   158,175                  125,940               1,124,410
                                  ========              ===========              ==========
Weighted Average Fair Value of
  Options Outstanding...........  $   3.91              $      2.72              $     3.30
                                  ========              ===========              ==========

------------------------

* Included in this amount are one million warrants related to the 1993 debt restructuring. These warrants were repurchased on March 31, 1998 (see Note 3 for further discussion).

401(K) PLAN

    Effective January 1, 1996, the Company adopted a discretionary non-contributory 401(k) Plan. All 401(k) Plan contributions by the Company are fully vested after four years of service with the Company. The level of any Company contributions are subject to annual review and approval of the Company's Board of Directors. The Board of Directors approved a 1999 contribution of five percent of qualified employee compensation which amounted to $48,400. Contributions of $31,000 and $27,800 were made in the years 1998 and 1997, respectively.

8. PREFERRED STOCK

    An amendment to the Certificate of Incorporation to provide for issuance of 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value, (the "Preferred Stock") to GEM Value/PGP, L.L.C. ("GEM"), was approved by unanimous written consent of the Company's Board of Directors on September 10, 1998. Proceeds from the sale of the Preferred Stock to GEM were approximately $2,889,000, net of issuance costs of $111,000. These funds are currently being held in short-term investments pending potential future acquisitions, reduction of debt obligations or payment of 1999 income taxes.

    GEM's 300,000 shares of the Preferred Stock are convertible at any time, at the option of the holder, into the Company's common stock on a one for one basis and have the same voting rights as the Company's common stock.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

8. PREFERRED STOCK (CONTINUED)
    The Preferred Stock will receive dividends, if any, from the Company's cash flow on a pari passu basis with common shareholders. The agreement with GEM does not require the Company to make any distributions. In the event of a full or partial liquidation or change of control of the Company as defined, GEM will be entitled to a liquidation preference of $10.00 per share. GEM also received customary registration rights for the common stock issuable upon conversion of the Preferred Stock.

    In addition, GEM has entered into an agreement with the Company and three entities controlled by the Company's Chairman, Richard Osborne, whereby GEM has a "tag along" right to sell its preferred shares, or common shares if converted, on a pro rata basis with these entities. This right is exercisable should any of the Osborne controlled entities sell cumulatively in excess of 200,000 shares of the Company's common stock.

9. PAID-IN-DEFICIT

    On July 16, 1998, the Company received approximately $3,000 in cash from a shareholder as a result of their compliance with the Securities Exchange Act's requirement that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the company. In accordance with generally accepted accounting principles, the Company recorded such proceeds as a credit to the Company's paid-in-deficit.

    The Company received approximately $184,000 in cash on June 18, 1997, from a shareholder as a return of profit from the sale of certain securities. This amount has been recorded as a credit to the Company's paid-in-deficit.

                        PACIFIC GATEWAY PROPERTIES, INC.

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables set forth unaudited quarterly financial data (in thousands, except per share amounts) for each of the two years ended December 31, 1999 and December 31, 1998:

                                                                          BY QUARTER
                                                                          ----------
                  1999                          FIRST         SECOND        THIRD         FOURTH        TOTAL
                  ----                         --------      --------      --------      --------      --------
Investment properties income.............       $1,077        $ 870         $  855        $1,188        $3,990
                                                ======        =====         ======        ======        ======
Net income (loss) available to common
  stockholders...........................       $  316        $ 304         $ (761)       $5,983        $5,842
                                                ======        =====         ======        ======        ======
Income (loss) per share, basic:..........       $ 0.08        $0.08         $(0.18)       $ 1.51        $ 1.49
                                                ======        =====         ======        ======        ======
Income (loss) per share, diluted:........       $ 0.08        $0.08         $(0.18)       $ 1.37        $ 1.35
                                                ======        =====         ======        ======        ======

                                                                     BY QUARTER
                                                                     ----------
                1998                       FIRST         SECOND        THIRD         FOURTH        TOTAL
                ----                      --------      --------      --------      --------      --------
Investment properties income
  (loss)............................       $  196        $  889        $  449        $ 670         $2,204
                                           ======        ======        ======        =====         ======
Provision for settlement of
  reimbursement obligation..........           --            --            --          (58)           (58)
                                           ======        ======        ======        =====         ======
Net income (loss) available to
  common stockholders...............       $ (137)       $  390        $  162        $ 163         $  578
                                           ======        ======        ======        =====         ======
Income (loss) per share, basic:.....       $(0.04)       $ 0.10        $ 0.04        $0.05         $ 0.15
                                           ======        ======        ======        =====         ======
Income (loss) per share, diluted:...       $(0.04)       $ 0.10        $ 0.04        $0.04         $ 0.14
                                           ======        ======        ======        =====         ======

11. SUBSEQUENT EVENTS (UNAUDITED)

    On March 7, 2000, the Company entered into a non-revolving line of credit with Redwood Bank for $1,750,000. The loan carries a floating interest rate of prime plus 0.50%, full recourse to the Company, interest only payments during the first 120 days of the loan, and will amortize on a 36 month schedule commencing August 10, 2000. The loan matures on December 10, 2000. The purpose of the loan is to provide short term bridge financing for the payment of the income taxes due on Rincon Center. The Company intends to repay the loan from operating cash flow, additional mortgage borrowings, or a possible asset sale.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF PACIFIC GATEWAY PROPERTIES, INC.:

    We have audited the accompanying consolidated balance sheets of Pacific Gateway Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Gateway Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
San Francisco, California
March 3, 2000

                        PACIFIC GATEWAY PROPERTIES, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                      GROSS CARRYING AMOUNT AT
                                           INITIAL COST TO COMPANY     SUBSEQUENT        DECEMBER 31, 1999
                                          -------------------------      COSTS,      --------------------------   ACCUMULATED
                           ENCUMBRANCES               BUILDINGS AND   CAPITALIZED    BUILDINGS AND     TOTAL      DEPRECIATION
DESCRIPTION                  (NOTE 3)       LAND      IMPROVEMENTS    IMPROVEMENTS   IMPROVEMENTS     (NOTE 1)      (NOTE 2)
-----------                ------------   ---------   -------------   ------------   -------------   ----------   ------------
Walnut Creek.............
  Executive Park.........    $18,021       $1,357        $12,086        $ 9,508          $21,594       $22,951      $ 8,996
South Bay Office
  Tower..................      9,096        3,439         13,754          3,988           17,742        21,181        7,705
North Tucson
  Business Center........      3,709          147            621            673            1,294         1,441          531
  Weston Office
    Building.............         --           44            299              5              304           348           88
West Valley
  Executive Park.........     11,039        3,500         14,187          2,834           17,021        20,521        1,830
930 Montgomery Street          2,651          650          2,597            228            2,825         3,475          317
Corporate Leasehold
  Improvements                    --           --             --             83               83            83           56
                             -------       ------        -------        -------          -------       -------      -------
TOTAL                        $44,516       $9,137        $43,544        $17,319          $60,863       $70,000      $19,523
                             =======       ======        =======        =======          =======       =======      =======


                             1999
                           PROJECTED      DATE OF
                              TAX      CONSTRUCTION/
DESCRIPTION                  BASIS      ACQUISITION
-----------                ---------   -------------
Walnut Creek.............                  1975 to
  Executive Park.........   $17,486      1986/1988
South Bay Office
  Tower..................    10,368      1972/1985
North Tucson
  Business Center........     1,473      1987/1988
  Weston Office
    Building.............       320      1986/1988
West Valley
  Executive Park.........     9,266      1978/1997
930 Montgomery Street         1,948      1985/1997
Corporate Leasehold
  Improvements                   32            N/A
                            -------
TOTAL                       $40,893
                            =======

                        PACIFIC GATEWAY PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

NOTE 1. THE CHANGES IN THE TOTAL COST OF LAND, BUILDINGS, AND IMPROVEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, ARE AS FOLLOWS:

                                                     1999       1998       1997
                                                   --------   --------   --------
Balance at beginning of period...................  $73,002    $70,656    $46,632
Additions........................................    1,869      3,104      3,245
Cost of acquired properties......................       --         --     20,934
Write-off of fully amortized items...............       (7)      (758)      (155)
Cost of disposed property........................   (4,864)        --         --
                                                   -------    -------    -------
Balance at end of period.........................  $70,000    $73,002    $70,656
                                                   =======    =======    =======

NOTE 2. THE CHANGES IN ACCUMULATED DEPRECIATION AND AMORTIZATION AND THE PROVISION FOR WRITE-DOWN TO NET REALIZABLE VALUE FOR THE THREE YEARS ENDED DECEMBER 31, ARE AS FOLLOWS:

                                                     1999       1998       1997
                                                   --------   --------   --------
Balance at beginning of period...................  $18,907    $16,431    $13,835
Depreciation expense.............................    3,318      3,234      2,751
Write-off of fully amortized items...............       (7)      (758)      (155)
Relief of accumulated balances related to
  disposed property..............................   (2,695)        --         --
                                                   -------    -------    -------
Balance at end of period.........................  $19,523    $18,907    $16,431
                                                   =======    =======    =======

NOTE 3. REFER TO NOTE 3 IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.