Form 10-K/A
period 1999-12-31
PACIFIC GATEWAY PROPERTIES INC /MD/
filed 2000-04-25
CIK 1073085

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1999

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                                Commission File Number 1-8692

                              PACIFIC GATEWAY PROPERTIES, INC.
                  (Exact name of Registrant as specified in its charter)




                                 Maryland                                          04-2816560
                    --------------------------------                           -------------------
                    (State or other jurisdiction of                               (IRS Employer
                     incorporation or organization)                            Identification No.)


                    930 Montgomery Street, Suite 400
                       San Francisco, California                                      94133
                    --------------------------------                           -------------------
                (Address of principal executive offices)                           (Zip Code)

                         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 398-4800

                           SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                                              Name of each exchange
                           Title of each class                                 on which registered
                       -------------------------                              ----------------------
                       Common Stock, $1.00 par value                         American Stock Exchange
                                per share
                        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF  THE ACT:  NONE



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 18, 2000: Common Stock, Par Value $1.00--$17,815,929.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 18, 2000: Common Stock, Par Value $1.00 -- 3,933,536 shares.

                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information as of February 18, 2000 concerning the directors and executive officers of Pacific Gateway Properties, Inc. (the "Company").



Steven A. Calabrese                 Age 39; Director of the Company since June 1997;
                                    since prior to 1994, Managing Partner of Calabrese,
                                    Racek and Markos, Inc., CRM Construction Inc. and CRM
                                    Environmental Services, Inc., firms which specialize
                                    in evaluations, management, construction and
                                    environmental assessment services for commercial and
                                    industrial real estate; owner and manager of a real
                                    estate portfolio. (A)

Mark D. Grossi                      Age 46; Director of the Company since June 1997,
                                    Executive Vice President and Director of Charter One
                                    Financial, Inc., a savings and loan holding company,
                                    and Executive Vice President and Chief Retail Banking
                                    Officer of its subsidiary, Charter One Bank; since
                                    prior to 1994, holder of various senior executive
                                    positions with Charter One Bank and its predecessor;
                                    Director of JB Oxford Holdings, Inc.; Liberty Self-
                                    Stor, Inc. (A)

Lawrence B. Helzel                  Age 51; Director of the Company since May 1995; since
                                    prior to 1994, member, Pacific Stock Exchange, Inc.
                                    (self employed market maker, options floor); co-
                                    founder Buylar Investment, Inc., a real estate
                                    investment company; director of Mission West
                                    Properties. (A)

Christopher L. Jarratt              Age 38; Director of the Company since May 1997; since
                                    prior to 1994, President, Jarratt Associates, Inc., a
                                    company engaged in investment activities and since
                                    September 1996, Chief Executive Officer of Third
                                    Capital, LLC, a company engaged in various investment
                                    and advisory activities; Chairman, Director and Chief
                                    Executive Officer of JB Oxford Holdings, Inc.

Raymond V. Marino                   Age 41; Director of the Company since March 1996 and
                                    President and Chief Executive Officer since January
                                    1996; prior thereto from August 1992, Vice President
                                    of the Company.

Richard M. Osborne                  Age 54; Director and Chairman of the Board of
                                    Directors of the Company since May 1997; since prior
                                    to 1994, President and Chief Executive Officer of
                                    OsAir, Inc., a manufacturer of industrial gases for
                                    pipeline delivery and a real property developer;
                                    Director of USP Real Estate Investment Trust;
                                    Director and Vice Chairman of the Board of
                                    GLB Bancorp, Inc.; Director, Chairman of the Board
                                    and Chief Executive Officer of Liberty Self-Stor, Inc.;
                                    Director of NuMED Home Health Care, Inc. (B)

Martin S. Roher                     Age 50; Director of the Company since May 1995; since
                                    prior to 1994, General Partner and Managing Partner
                                    of MSR Capital Partners, a limited partnership engaged
                                    in securities investments. (B)




Stephen J. LoPresti                 Age 39; Vice President of the Company since November
                                    1997; prior thereto, consultant for Ernst & Young
                                    Kenneth Leventhal Real Estate Group; prior thereto,
                                    principal and founder of LoPresti & Associates.


------------------------------------


(A)      Member of the Audit Committee
(B)      Member of the Compensation Committee

         Directors hold office until the next Annual Meeting of Shareholders. Officers hold their positions at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon reports it has received and other information, the Company believes that all of its security holders, directors and officers who were required to file reports of beneficial ownership of the Company's Common
Stock under Section 16 (a) of the Securities Exchange Act of 1934
(the "Exchange Act") in respect of 1999 and prior periods have done so and their filings for 1999 were on a timely basis, except as previously reported.

ITEM 11.          EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth individual compensation information for each of the Company's last three fiscal years of the Chief Executive Officer ("CEO") and other most highly paid executive officers who were serving as such at the end of the Company's fiscal year ended December
31, 1999, and whose total annual salary and bonus for such fiscal year exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE



                                                                                            Long Term
                                                                                         Compensation
                                              Annual Compensation                            Awards
                                              -------------------                            ------
                                                                                   Stock                All Other
Name and Principal Position             Year        Salary        Bonus          Options                Compensation(1)
---------------------------             ----        ------        -----          -------                --------

Raymond V. Marino (2)                   1999       175,000       125,000              --                8,000
President and CEO                       1998       175,000        75,000          20,000                4,800
                                        1997       150,000        25,000              --                4,800


Stephen J. LoPresti (3)                 1999       104,167        40,000              --                6,773
Vice President-Finance                  1998       100,000        30,000           5,000                2,850
                                        1997        90,000           --           30,000                   --


------------------------------------


(1) Other compensation in the form of personal benefits to the named persons has been omitted because it does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus to each.

(2) Mr. Marino became President and CEO as of January 1996. Mr. Marino had been a Vice President of the Company since August 1992. His other compensation represents an employer discretionary contribution to his 401(k) plan.

(3) Mr. LoPresti joined the Company in November 1997 as Vice President - Finance. His other compensation represents an employer discretionary contribution to his 401(k) plan and leasing incentives.

OPTION TABLES

         There were no grants of stock options by the Company during the fiscal year ended December 31, 1999, to any executive officers.

         The following table sets forth the values at the end of 1999 of the options to purchase Common Stock of the Company held by the two officers named above.

                                           FISCAL YEAR END OPTION VALUES


                                            Number of
                                            Shares of
                                            Common Stock                   Values of
                                            Underlying                     Unexercised In-
                                            Unexercised                    the-Money
                                            Options at                     Options at
                                            12/31/99                       12/31/99 $ (1)
                                            ------------                   ----------------
                                            Exercisable/                   Exercisable/
         Name                               Unexercisable                  Unexercisable
         ----                               -------------                  ----------------


Raymond V. Marino                           141,175/--                     961,096/--

Stephen J. LoPresti                         13,000/22,000                  60,750/104,375

------------------------------------


(1) The closing sale price for the Company's Common Stock on December 31, 1999, as reported on the American Stock Exchange consolidated reporting system was $10.00 per share.

         EMPLOYMENT CONTRACT WITH EXECUTIVE. Raymond V. Marino was employed by the Company in 1996 under an employment agreement which was renewed on slightly modified terms to apply to future years and pursuant to which Mr. Marino is to be the Chief Executive Officer, President and a Director of the Company at an annual base salary of $150,000 plus a bonus determined by the Board of Directors. The current employment agreement is for an initial term of two years commencing January 2, 1997, and will automatically be extended for additional one-year terms unless either party elects not to extend the term. If the Company makes the election, Mr. Marino will be entitled (i) to receive his base salary for a period of 24 months following expiration and a bonus equal to the average of any annual bonuses he may have earned with respect to the immediately preceding two full calendar years of his employment of, if greater, the bonus, if any, Mr. Marino has received in respect of his 1996 employment, and (ii) to exercise all vested options which have been granted to him for a period of 12 months from the date of expiration. If the Company otherwise terminates the employment agreement without cause or if Mr. Marino terminates the employment agreement because of a reduction in his responsibilities or compensation or a change in his employment location, Mr. Marino will be entitled to receive the termination compensation described above and the vesting period of any unvested options granted to Mr. Marino will accelerate and such options and all previously vested options will be exercisable for a period of 12 months from the date of termination. In the event of a termination of Mr. Marino's employment at his election within 12 months following a change in control of the Company (as defined in the employment agreement), he will be entitled to receive the termination compensation described above, including the acceleration of the vesting of his options, but the period for exercising any options will be three months from termination. If, following a change in control, Mr. Marino agrees to remain employed under different terms of employment than those contained in his employment agreement, he will be entitled to be paid in addition to his compensation under the new employment arrangement his base salary for the remainder of his then current employment term. In March 1998, the Board of Directors amended Mr. Marino's employment agreement and extended the term of his employment agreement through January 1, 2000 and increased his base salary, effective January 1, 1998, to $175,000. As of January 1, 2000, Mr. Marino's employment agreement was extended automatically for a one year term.

         Mr. LoPresti has a severance arrangement with the Company under which he is entitled to receive one year's base salary plus any accrued vacation and a pro rata share of any bonus in the year in which a change of control occurs if the Company terminates his employment within one year following a change of control. In the event of a termination of Mr. LoPresti's employment at his election within three months following a change of control of the Company, and subject to Mr. LoPresti's cooperation and assistance during a transition period following a change of control which shall not exceed 120 days, he will be entitled to receive the termination compensation described above.

         Directors who are not officers of the Company receive an annual fee of $7,500 (except for the Chairman, who receives an annual fee of $25,000 effective January 1, 1999) and supplemental fees of $750 for each meeting of the Board or a committee thereof attended, and $375 for each telephone meeting, plus out-of-pocket expenses incurred in connection with services rendered to the Company and travel and lodging for each Board meeting.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Messrs. Osborne and Roher, all of whom are outside directors, served on the Compensation Committee 1999. No director or executive officer of the Company serves on the Compensation Committee of the Board of Directors or the Board of Directors of any company for which Messrs. Osborne and Roher serve as executive officers or directors.

        REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The responsibilities of the Compensation Committee include making recommendations to the Board concerning the compensation package of the Chief Executive Officer and reviewing his recommendations concerning compensation of other Company officers. The Committee also administers the Company's stock option plans.

         The Committee favors the fairly typical structure of a compensation package for executive officers comprised of a base salary, short-term incentive compensation in the form of an annual bonus and long-term incentive compensation through the grant of Common Stock purchase options. The Company is relatively small with only two executive officers and the levels of compensation for them have been fixed largely based upon perceptions of compensation levels of comparable personnel in the San Francisco Bay Area.

         CHIEF EXECUTIVE OFFICER COMPENSATION. In March 1998, the Company reached an agreement with Mr. Marino concerning his employment as Chief Executive Officer retroactive to January 1998 in recognition of the positive performance of the Company and extended the agreement on a slightly modified basis through January 1, 2000. The terms of the agreement as now in effect are described above under the caption "EMPLOYMENT CONTRACT WITH EXECUTIVE". Mr. Marino's base salary and option grant were established through arm's length negotiations at levels which were believed, without independent study, to be comparable to what would have been available to Mr. Marino at a company similar to the Company.

         Mr. Marino's bonus in 1999 ($125,000, which was 71% of his base salary) was based upon the Board's assessment of his efforts including, but not limited to, the following:

- Negotiating the final settlement and windup of the Company's involvement in Rincon Center Associates.

- Ongoing lease up of the Company's vacant space and further reductions in operating costs and corporate overhead.

- Achieving certain funds from operations per share targets established by the Board.

         Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to each of the Company's chief executive officer and the four other most highly compensated executive officers. Because of the range of compensation paid by the Company to its executive officer, the Compensation committee has not established any policy regarding annual compensation to such executive officers in excess of $1,000,000.


                                                  THE COMPENSATION COMMITTEE

                                                  Richard M. Osborne, Chairman
                                                  Martin S. Roher

                      PACIFIC GATEWAY PROPERTIES, INC. (PGP)
                                PERFORMANCE GRAPH

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
           AMONG PGP, DOW JONES GLOBAL MARKET INDEX-US AND DOW JONES REAL
                            ESTATE INVESTMENT INDEX-US
                        FISCAL YEAR ENDING DECEMBER 31ST






























                                                      1994      1995      1996      1997        1998       1999
                                                      ----      ----      ----      ----        ----       ----

Pacific Gateway Properties, Inc.                       $100      $ 72      $ 81      $120        $164      $267
Dow Jones Equity Market Index                          $100      $138      $169      $227        $292      $351
Dow Jones Real Estate Market Index                     $100      $114      $139      $168        $103      $128


Assumes $100 invested on 12/31/94 in PGP
Common Stock, the Dow Jones Global Market Index-US
*Total return assumes reinvestment of dividends
** Fiscal year ending December 31.

         The above graph compares the performance of the Company with that of the Dow Jones Equity Market Index-US and the Dow Jones Real Estate Investment Index-US.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information concerning the beneficial ownership shares of Common Stock of the Company by persons who the Company knows to own beneficially more than 5% of the outstanding Common Stock and by directors and executive officers of the Company.



                                                     Shares                             Percent
                                                     Beneficially                       of
                                                     Owned (1)                          Class
                                                     ------------                       --------

GEM Value Fund/PGP LLC                                       401,700(2)                   9.2
     900 North Michigan Avenue
     Suite 1900
     Chicago, Illinois 60611

Richard M. Osborne Trust                                   1,576,938(3)                  36.2
     Turkey Vulture Fund XIII, Ltd.
     and Liberty Self Stor II, Ltd.
     8500 Station Street, Suite 113
     Mentor, Ohio 44060

Mark D. Grossi                                               264,800                      6.1

Third Capital, LLC                                           200,000(4)                   4.6
     314 Church Street
     Nashville, TN 37201

DIRECTORS AND EXECUTIVE
OFFICERS
-----------------------

Steven A. Calabrese                                           47,100(5)                   1.1

Mark D. Grossi                                               264,800                      6.1

Lawrence B. Helzel                                            50,800                      1.2

Christopher L. Jarratt                                       200,000(4)                   4.6

Stephen J. LoPresti                                           13,000                       *

Raymond V. Marino                                            141,175(6)                   3.2

Richard M. Osborne                                         1,576,938(3)                  36.2

Martin S. Roher                                              175,000(7)                   4.0

All directors, nominees and
     executive officers (8 persons)
     as a group                                            2,268,813                     51.8%

------------------------------------
* Less than 1%

(1) Beneficial ownership is the direct or indirect ownership of Common Stock of the Company including the right to control the vote or investment of or acquire such Common Stock within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated each beneficial owner has sole voting and investment power with respect to the shares shown and reported ownership is as of April 3, 2000.

(2) Consists of 300,000 shares of Series 1 Convertible Preferred Stock and 101,700 shares of Common Stock.

(3) According to the information provided in Amendment No. 1 to Schedule 13D dated April 28, 1997 and Amendment No. 2 to Schedule 13D dated September 2, 1997 filed by the Richard M. Osborne Trust (the "Trust"), Turkey Vulture Fund XIII, Ltd. (the "Fund") and Liberty Self-stor, Ltd. ("Liberty") as a group, and other information provided to the Company, the Trust beneficially owns 100 shares, the Fund beneficially owns 305,432 shares and Liberty beneficially owns 1,271,406 shares. Richard M. Osborne as sole trustee of the Trust, sole manager of the Fund and sole managing member of Liberty may be deemed to beneficially own all of said 1,576,938 shares.

(4) Based upon information provided in Schedule 13D dated May 19, 1997 filed by Third Capital, LLC. Represents shares of Common Stock issuable upon exercise of presently exercisable warrants issued to Third Capital, LLC by the Richard M. Osborne Trust.
         Christopher L. Jarratt is Chief Executive Officer of Third
         Capital, LLC and may be deemed to beneficially own said securities.

(5) Represents 34,900 shares held by CCAG Limited, a family limited partnership ("CCAG"); 6,500 shares beneficially owned by Mr. Calabrese's wife as to which shares Mr. Calabrese disclaims beneficial ownership; and 5,700 shares held by Mr. Calabrese as custodian for his children. Mr. Calabrese is managing partner of CCAG and may be deemed to beneficially own said shares.

(6) Represents shares issuable upon exercise of options to purchase Common Stock which were exercisable at December 31, 1999 or which may become exercisable within 60 days thereafter.

(7) The shares are owned by MSR Capital Partners. Mr. Roher is the sole general partner of MSR Capital Partners and may be considered to beneficially own such shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15() of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned thereunto duly authorized.


                                          PACIFIC GATEWAY PROPERTIES, INC.
                                                     (Registrant)




                                           By:      /s/Raymond V. Marino
                                              ---------------------------
                                              Raymond V. Marino, President and
                                              Chief Executive Officer


                                              April 25, 2000
                                              ---------------------------------
                                              Date