Form 10-Q
period 2000-03-31
PACIFIC GATEWAY PROPERTIES INC /MD/
filed 2000-05-12
CIK 1073085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.

             (Exact name of Registrant as specified in its charter)

               MARYLAND                                    04-2816560
      --------------------------                        ----------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)

  930 MONTGOMERY STREET, SUITE 400,
      SAN FRANCISCO, CALIFORNIA                              94133
  ---------------------------------                        ---------
   (Address of principal executive                         (Zip Code)
               offices)

                                 (415) 398-4800
                 ---------------------------------------------
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of May 1, 2000:

    3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
                                     INDEX

                                                                                      PAGE NUMBER
                                                                                      -----------
Part I--Financial Information:

              Item 1.   Consolidated Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets as of March 31, 2000
                          and December 31, 1999.....................................           3

                        Condensed Consolidated Statements of Operations for the
                          Three Months Ended March 31, 2000 and 1999................           4

                        Condensed Consolidated Statement of Stockholders' Equity for
                          the Three Months Ended March 31, 2000.....................           5

                        Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2000 and 1999................           6

                        Notes to Condensed Consolidated Financial Statements
                          (Unaudited)...............................................         7-9

              Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................       10-13

              Item 3.   Quantitative and Qualitative Disclosures About Market
                          Risk......................................................       13-14

Part II--Other Information

              Item 1.   Legal Proceedings...........................................          14

              Item 2.   Changes in Security.........................................        None

              Item 3.   Defaults Upon Senior Securities.............................        None

              Item 4.   Submission of Matters to a Vote of Security Holders.........        None

              Item 5.   Other Information...........................................          14

              Item 6.   Exhibits and Reports on Form 8-K............................          15

Signatures..........................................................................          16

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                AS OF          AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
ASSETS
Cash and cash equivalents...................................   $  1,359      $  5,609
Restricted cash.............................................      1,971         1,793
Accounts receivable, income taxes receivable and other
  current assets............................................      1,255           254
Investment properties:......................................     70,105        70,000
  Less-accumulated depreciation.............................    (20,149)      (19,523)
                                                               --------      --------
    Investment properties, net..............................     49,956        50,477
                                                               --------      --------
Capitalized loan costs, net.................................        565           600
Capitalized lease commissions, rent concessions and other
  deferred costs, net.......................................      2,178         2,086
                                                               --------      --------
    Total assets............................................   $ 57,284      $ 60,819
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, unearned rental revenue, tenant security
  deposits, accrued interest and other current
  liabilities...............................................   $  3,318      $  2,681
Current income taxes payable................................        171         6,551
Debt related to investment properties.......................     45,539        44,516
                                                               --------      --------
    Total liabilities.......................................     49,028        53,748

STOCKHOLDERS' EQUITY
Common Stock $1.00 par value:
  Authorized--10,000,000 shares
  Issued and outstanding--4,052,090 shares as of March 31,
    2000 and December 31, 1999..............................      4,052         4,052
Series 1 Convertible Preferred Stock $1.00 par value, $3,000 preference in liquidation:
  Authorized, issued and outstanding--300,000 shares........      2,889         2,889
Paid-in-deficit.............................................     (8,968)       (8,968)
Retained earnings...........................................     12,320        11,135
Treasury Stock, at cost--118,554 common shares at March 31,
  2000 and December 31, 1999................................     (2,037)       (2,037)
                                                               --------      --------
  Total stockholders' equity................................      8,256         7,071
                                                               --------      --------
    Total liabilities and stockholders' equity..............   $ 57,284      $ 60,819
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

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
INVESTMENT PROPERTIES:
  Rental revenues...........................................  $ 4,715    $ 4,382
  Operating expenses........................................   (1,459)    (1,408)
  Interest expense..........................................     (962)      (973)
  Depreciation and amortization.............................   (1,008)      (924)
                                                              -------    -------
    Investment properties income............................    1,286      1,077
                                                              -------    -------
General and administrative expenses.........................     (657)      (568)
Other income, net...........................................      391         72
                                                              -------    -------
Income before taxes.........................................    1,020        581
Income tax (provision) benefit..............................      800       (238)
                                                              -------    -------
  Net income................................................  $ 1,820    $   343
                                                              =======    =======
Preferred dividends.........................................      (45)       (27)
                                                              -------    -------
  Net income available to common stockholders...............  $ 1,775    $   316
                                                              =======    =======
Income per common share, basic..............................  $  0.45    $  0.08
                                                              =======    =======
Income per common share, diluted............................  $  0.42    $  0.08
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN THOUSANDS)

                                                            SERIES 1
                                                           CONVERTIBLE
                                                 COMMON     PREFERRED    PAID-IN-   RETAINED   TREASURY
                                                 STOCK        STOCK      DEFICIT    EARNINGS    STOCK      TOTAL
                                                --------   -----------   --------   --------   --------   --------
Balance at December 31, 1999..................   $4,052       $2,889     $(8,968)   $11,135    $(2,037)    $7,071
  Net income..................................       --           45          --      1,775         --      1,820
  Dividends...................................       --          (45)         --       (590)        --       (635)
                                                 ------       ------     -------    -------    -------     ------
Balance at March 31, 2000.....................   $4,052       $2,889     $(8,968)   $12,320    $(2,037)    $8,256
                                                 ======       ======     =======    =======    =======     ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flow from operating activities:
  Net income................................................  $ 1,820    $   343
  Non-cash revenues and expenses included in net income:
    Depreciation and amortization...........................    1,008        924
    Deferred taxes, net.....................................       --        225
    Current taxes payable...................................   (6,380)        --
    Current taxes receivable................................     (980)        --
    Gain on sale of property, net...........................     (323)        --
    Gain on settlement of reimbursement obligation, net.....       --         (6)
  Change in assets and liabilities:
    Accounts receivable and other current assets............      (21)      (202)
    Accounts payable and other current liabilities..........      638       (152)
                                                              -------    -------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES......   (4,238)     1,132
                                                              -------    -------
Cash flow from investing activities:
  Additions to building and other improvements, capitalized
    lease commissions, rent concessions, and other deferred
    costs...................................................     (545)      (288)
  (Increase) decrease in restricted cash....................     (178)      (177)
  Proceeds from sale of property, net.......................      323      3,785
                                                              -------    -------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......     (400)     3,320
                                                              -------    -------
Cash flow from financing activities:
  Borrowings under debt related to corporate financing......    1,300         --
  Payments on debt..........................................     (277)      (267)
  Payment to settle reimbursement obligation................       --     (4,200)
  Payment of dividends......................................     (635)      (381)
                                                              -------    -------
  NET CASH GENERATED BY (USED IN) FINANCING ACTIVITIES......      388     (4,848)
                                                              -------    -------
Decrease in cash and cash equivalents.......................   (4,250)      (396)
Balance at beginning of period..............................    5,609      6,535
                                                              -------    -------
Balance at end of period....................................  $ 1,359    $ 6,139
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $ 1,006    $ 1,618
                                                              =======    =======
  Cash paid for taxes.......................................  $ 6,561    $     1
                                                              =======    =======
NON-CASH TRANSACTIONS:
  Write-off of fully depreciated assets.....................  $   252    $    --
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Pacific Gateway Properties, Inc.'s (the "Company") 1999 Form 10-K and Form 10-Q for the quarter ended March 31, 1999. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Pacific Gateway Properties, Inc., is a Maryland corporation, formed for the purpose of investing and managing income producing real estate. The Company elected to be taxed as a Real Estate Investment Trust ("REIT") beginning fiscal 1999 and is therefore required to meet certain asset and income tests, and other requirements, in order to maintain REIT status as further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements.

    On October 13, 1999, the Company announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Company's shareholders to pursue a possible sale or merger. Although these efforts continue, the Company can provide no assurances as to the timing or ultimate conclusion of any such action.

    In the opinion of the Company, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to be consistent with current period presentation.

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

2.  INCOME TAXES

    In March 2000, the Company determined that it would elect to be taxed as a REIT pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company met the qualifications for REIT status in 1999 and for the current period, and intends for it to continue to meet the qualifications in the future and to distribute its REIT taxable income to shareholders in the year 2000 and subsequent years.

                        PACIFIC GATEWAY PROPERTIES, INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000

2.  INCOME TAXES (CONTINUED)
    In connection with its election to be taxed as a REIT, the Company elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable to the extent that the net unrealized gains on the Company's assets (calculated as of the date of conversion to REIT status) are recognized in taxable dispositions during the ten-year period following the conversion. At March 31, 2000, these net realized gains were approximately $323,000. A current federal and state tax liability of approximately $150,000 for "built-in gain" tax has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change. Management does not expect that the Company will pay taxes on "built-in gains" on any other of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years. Accordingly, the Company has not recognized a deferred tax liability at March 31, 2000, and does not expect to provide for deferred income taxes in future periods except in certain states and as noted previously.

    The Company recorded a current income tax receivable of approximately $980,000 resulting from an adjustment to the 1999 tax liability related to the sale of the 410 First Avenue property and the RCA Amendment as more fully discussed in Note 2 to the Company's 1999 Form 10-K.

3.  PER SHARE DATA

    Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options and warrants enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

    The number of weighted average common shares and potential common shares used in the earnings per share calculations are as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
Basic..................................................  3,933,536   3,933,536
Stock options and Series 1 Convertible Preferred
  Stock................................................    423,318      81,675
                                                         ---------   ---------
Diluted................................................  4,356,854   4,015,211
                                                         =========   =========

    The Company's Series 1 Convertible Preferred Stock was excluded from diluted earnings per share for the three months ended March 31, 1999 as inclusion would have been anti-dilutive.

4.  GAIN ON SALE OF MOUNTAIN VIEW PROPERTY

    On March 15, 2000, the Company sold the Mountain View property in Mountain View, California for approximately $326,000, and incurred selling expenses of approximately $3,000. The Company had previously written the property down to zero due to uncertainties related to certain parking easement rights. As a result, the Company recognized a gain of $323,000 which is included in other income on the

                        PACIFIC GATEWAY PROPERTIES, INC.

                      FOR THE QUARTER ENDED MARCH 31, 2000

4. GAIN ON SALE OF MOUNTAIN VIEW PROPERTY (CONTINUED) accompanying Condensed Consolidated Statement of Operations. The net proceeds from the sale were used for general corporate purposes.

5.  NON-REVOLVING LINE OF CREDIT

    On March 7, 2000, the Company entered into a non-revolving line of credit with Redwood Bank for $1,300,000. The loan carries a floating interest rate of prime plus 0.50%, full recourse to the Company, interest only payments during the first 120 days of the loan, and will amortize on a 36 month schedule commencing August 10, 2000. The loan matures on December 10, 2000 and is secured by the stock of a wholly-owned subsidiary. The Company intends to repay the loan from operating cash flow, additional mortgage borrowings, or a possible asset sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Pacific Gateway Properties, Inc. (the "Registrant") is a Maryland corporation that was reincorporated from New York effective September 1, 1999, and began its operations in April 1984 upon the transfer to it of certain assets formerly owned by Perini Corporation and the distribution of shares of the Registrant's common stock to the stockholders of Perini Corporation in May 1984. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets:
Northern California, Arizona, Florida and Massachusetts. The Registrant's objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investment on the West Coast with specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential values. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    On October 13 1999, the Registrant announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Registrant's shareholders to pursue a possible sale or merger. Although these efforts continue, the Registrant can provide no assurances as to the timing or ultimate conclusion of any such action.

    The following discussion should be read in conjunction with the Registrant's Form 10-K for 1999, quarterly report on Form 10-Q for the quarter ended
March 31, 1999, and in conjunction with the Unaudited Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either
(i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meaning ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three months ended March 31, 2000, there were additions to investment properties amounting to approximately $545,000 for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $890,000 during the remainder of 2000, which will be funded from cash, restricted cash, and cash flow generated by operating activities.

    FINANCING--Approximately $277,000 of debt principal was repaid in the three months ended March 31, 2000 as scheduled debt amortization. In addition, on March 7, 2000, the Registrant entered into a non-revolving line of credit with Redwood Bank for $1,300,000. The loan carries a floating interest rate of prime plus 0.50%, full recourse to the Registrant, interest only payments during the first 120 days of the loan, and will amortize on a 36 month schedule commencing August 10, 2000. The loan matures on December 10, 2000 and is secured by the stock of a wholly-owned subsidiary. The purpose of the loan was to provide short term bridge financing for the payment of the income taxes due on Rincon Center. The Registrant intends to repay the loan from operating cash flow, additional mortgage borrowings, or a possible asset sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first three months of 2000, the income from investment properties was $1,286,000 compared to income of $1,077,000 during the first three months of 1999. The increase of $209,000 in income from investment properties is attributable to new leasing activity and renewal of existing leases at higher rates. Interest expense decreased from $973,000 during the first three months of 1999 to $962,000 during the first three months of 2000 primarily as a result of a reduction in principal outstanding from normally scheduled debt amortization. Depreciation and amortization expense increased by $84,000 as a result of commencing depreciation of expenditures capitalized during late 1999 relating to the Registrant's leasing activities and capital improvement projects.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first three months of 2000 amounted to $657,000 compared to $568,000 for the first three months of 1999. The increase is primarily attributable to increases in professional services as a result of the Company's REIT election and personnel costs.

    OTHER INCOME, NET--Other income, net, consisted of the gain of $323,000 from the sale of the Mountain View land parcel in the first quarter of 2000, and interest income of $68,000 and $72,000 during the first three months of 2000 and 1999, respectively.

    INCOME TAX (PROVISION) BENEFIT--A current tax benefit of $800,000 has been recorded which consists of a benefit of $980,000 resulting from an adjustment to the 1999 tax liability related to the sale of the 410 First Avenue property and the RCA Amendment as more fully discussed in the Registrant's 1999 Form 10-K, offset by a tax provision on the built-in gain related to the sale of the Mountain View land parcel.

    In March 2000, the Registrant determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that has made a REIT election and that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Registrant met the qualifications for REIT status in 1999 and for the current period, and intends for it to continue to meet the qualifications in the future. As a REIT, the Registrant will be required to distribute its REIT taxable income to shareholders in subsequent years to the extent REIT status is maintained.

    In connection with its election to be taxed as a REIT, the Registrant elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable to the extent that the net unrealized gains on the Registrant's assets (calculated as of the date of conversion to REIT status) are recognized in taxable dispositions during the ten-year period following conversion. At March 31, 2000, these net realized gains were approximately $323,000 related to the Mountain View land parcel sale. A federal and state tax liability for "built-in gain" tax has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset disposition or the related tax laws, change. Management does not expect that the Registrant will pay taxes on "built-in gains" on any other of its assets. Based on these consideration, management does not believe that the Registrant will be liable for income taxes at the federal level or in most of the states in which it operates in future years. Accordingly, the Registrant has not recognized a deferred tax liability at March 31, 2000, and does not expect to provide for deferred income taxes in future periods except in certain states and as noted previously. The Registrant recorded a current tax payable of approximately $150,000 related to a "built-in gain" tax on the sale of the Mountain View property and minimum amounts due for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilites to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

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

    The Registrant has taken several actions to generate and conserve cash, as discussed below, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At March 31, 2000, the Registrant had approximately $1.4 million of unrestricted cash, $2.0 million of restricted cash, investment properties with a net book value of approximately $50 million, total non-recourse mortgage debt of approximately $46 million and stockholders' equity of approximately $8.3 million. Additionally, quarterly payments of dividends to shareholders increased from $381,018 in March 1999 to $635,000 in March 2000. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, and has restructured and refinanced its mortgage debt. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceeding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and general corporate purposes including possible new investments.

    The Registrant is also obligated to fund reserves for building and tenant improvements, leasing commissions and debt service in connection with its mortgage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending March 31, 2001, will amount to approximately $597,000, and will be funded from future cash flow generated by operating activities.

    Additionally, the Registrant is obligated to pay off its non-revolving line of credit with Redwood Bank of $1,300,000 on or before December 10, 2000, as previously discussed.

    Scheduled principal maturites on the above described debt during the twelve month period ending March 31, 2001, will amount to approximately $2,408,000. Approximately $277,000 of debt principal was repaid in the three months ended March 31, 2000 as scheduled debt amortization.

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

    The Registrant continued to experience more stabilized operating results in its Properties during the first quarter of 2000 and, based on the Registrant's current assessment of market and economic factors, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancies in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

YEAR 2000 COMPLIANCE

    The Registrant conducted a comprehensive company-wide test of financial and non-financial systems to ensure that its systems would adequately handle the year 2000 issues. The Registrant also surveyed its property managers to determine if its HVAC, security, lighting and other critical building systems at its Properties were year 2000 compliant. The Registrant experienced no significant problems with any of its financial or non-financial systems, nor did any of the critical systems at its Properties malfunction, at the turn of the century. In addition, the Registrant has not experienced any significant year 2000 issues with respect to its third party suppliers. The Registrant will continue to monitor its systems and those at its Properties for potential imbedded year 2000 problems. The costs incurred by the Registrant in connection with its year 2000 compliance program have been and are expected to remain, immaterial to its financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information including statements in this Form 10-Q relating to liquidity and capital resources and trends in operating results involves known and unforseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Given these and other risks described elsewhere in this Form 10-Q, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

INTEREST RATES

    The Registrant's primary market risk exposure is to changes in interest rates on its floating rate mortgage loans payable and corporate line of credit. The Registrant does not believe that changes in market interest rates will have a material impact on the Registrant's earnings or on its ability to perform its obligations under its two floating rate mortgage loans or its corporate line of credit.

    Approximately 12% of the principal amount of the Registrant's outstanding debt at March 31, 2000 consisted of variable rate obligations. The Registrant reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Registrant does not have any other material market-sensitive financial debt instruments either for trading or for other purposes. It is not the Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

    The table below provides information about the Registrant's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                                    EXPECTED MATURITIES
                                      --------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)

                                        2000          2001          2002          2003          2004        THEREAFTER
                                      --------      --------      --------      --------      --------      ----------
Secured Fixed Rate Debt.............   $1,047        $1,151        $1,252        $1,362        $1,481        $33,765
Fixed Interest Rate.................     8.50%         8.50%         8.50%         8.50%         8.50%          8.50%
Secured Variable Rate Debt..........   $1,361        $   66        $   71        $   78        $   85        $ 3,820
Average Interest Rate...............     8.38%         8.38%         8.38%         8.38%         8.38%          8.38%

                                       EXPECTED MATURITIES
                                      ----------------------
                                          (IN THOUSANDS)
                                                      FAIR
                                       TOTAL         VALUE
                                      --------      --------
Secured Fixed Rate Debt.............  $40,058       $40,058
Fixed Interest Rate.................
Secured Variable Rate Debt..........  $ 5,481       $ 5,481
Average Interest Rate...............

    The Registrant believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Registrant could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at March 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Registrant is currently engaged as plaintiff in litigation with the County of Santa Clara and the City of San Jose for the reimbursement of approximately $50,000 in transfer taxes paid by the Registrant in connection with the recordation of a deed relating to the refinancing of one of the Registrant's properties. The Registrant alleges that the transfer tax was assessed wrongfully and should be refunded. On February 15, 2000, the Company won a motion for summary judgement in its litigation against the County of Santa Clara, and the judge ordered the refund of $11,495 in wrongfully assessed taxes. It is unclear at this time whether of the County of Santa Clara intends to appeal this ruling and order. The Registrant has filed a similar motion against the City of San Jose which is set for hearing on May 16, 2000. While the facts and issues in the Registrant's litigation against the City of San Jose are extremely similar to those in its litigation against the County of Santa Clara, there can be no certainty that a different judge will rule the same way in the litigation against the City of San Jose. Both the County of Santa Clara and City of San Jose have initiated informal discussions with the Registrant to possibly settle the litigation, and waive any rights of appeal.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

    On April 25, 2000, the Registrant filed Form 10-K/A for the year ended December 31, 1999 to include Part III, Items 10 through 13.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

             NO.            DESCRIPTION
    ---------------------   -----------
    27                      Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PACIFIC GATEWAY PROPERTIES, INC.
                                                      Registrant

Date: May 12, 2000                                                 /s/ RAYMOND V. MARINO
                                                      ------------------------------------------------
                                                                     Raymond V. Marino
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                        (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

Date: May 12, 2000                                                 /s/ MELANIE L. ADKINS
                                                      ------------------------------------------------
                                                                     Melanie L. Adkins
                                                                   CONTROLLER--CORPORATE
                                                               (PRINCIPAL ACCOUNTING OFFICER)

Date: May 12, 2000                                                   /s/ NEIL C. MARCK
                                                      ------------------------------------------------
                                                                       Neil C. Marck
                                                               CONTROLLER--MANAGEMENT COMPANY
                                                               (PRINCIPAL ACCOUNTING OFFICER)