Form 10-Q
period 2000-06-30
PACIFIC GATEWAY PROPERTIES INC /MD/
filed 2000-08-14
CIK 1073085

                                     [LOGO]

                           2000 SECOND QUARTER REPORT

-----------------------------------------
-----------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8692

                            ------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

              MARYLAND                              04-2816560
   (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)               Identification No.)

       930 MONTGOMERY STREET,
             SUITE 400,
      SAN FRANCISCO, CALIFORNIA                        94133
   (Address of principal executive                  (Zip Code)
              offices)

       Registrant's telephone number, including area code  (415) 398-4800

                                [NOT APPLICABLE]
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date of July 21, 2000:

    3,933,536 shares of Common Stock, $1.00 par value and 300,000 shares of Series 1 Convertible Preferred Stock, $1.00 par value.

-----------------------------------------
-----------------------------------------

                        PACIFIC GATEWAY PROPERTIES, INC.
                                     INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                           --------
Part I--Financial Information:

    Item 1.  Consolidated Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of June 30, 2000 and                 3
     December 31, 1999...................................................

    Condensed Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2000 and 1999.................................         4

    Condensed Consolidated Statement of Stockholders' Equity for the Six
     Months Ended June 30, 2000..........................................         5

    Condensed Consolidated Statements of Cash Flows for the Three and Six
     Months Ended June 30, 2000 and 1999.................................         6

    Notes to Condensed Consolidated Financial Statements.................       7-9

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     10-14

    Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk......................................................        14

Part II--Other Information:

    Item 1.  Legal Proceedings...........................................        15

    Item 2.  Changes in Security.........................................      None

    Item 3.  Defaults Upon Senior Securities.............................      None

    Item 4.  Submission of Matters to a Vote of Security Holders.........      None

    Item 5.  Other Information...........................................      None

    Item 6.  Exhibits and Reports on Form 8-K............................        15

Signatures...............................................................        16

                        PACIFIC GATEWAY PROPERTIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
ASSETS
Cash and cash equivalents...................................  $  2,439      $  5,609
Restricted cash.............................................     2,089         1,793
Accounts receivable, income taxes receivable and other
  current assets............................................       677           254
Investment properties:......................................    70,510        70,000
  Less-accumulated depreciation.............................   (20,991)      (19,523)
                                                              --------      --------
    Investment properties, net..............................    49,519        50,477
                                                              --------      --------
Capitalized loan costs, net.................................       531           600
Capitalized lease commissions, rent concessions and other
  deferred costs, net.......................................     2,145         2,086
                                                              --------      --------
    Total assets............................................  $ 57,400      $ 60,819
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, unearned rental revenue, tenant security
  deposits, accrued dividends, and other current
  liabilities...............................................  $  3,542      $  2,681
Debt related to investment properties.......................    45,267        44,516
Current income taxes payable................................       167         6,551
                                                              --------      --------
    Total liabilities.......................................    48,976        53,748
                                                              --------      --------
STOCKHOLDERS' EQUITY
Common stock $1.00 par value:
  Authorized--10,000,000 shares
  Issued and outstanding--4,052,090 shares as of June 30,
    2000 and December 31, 1999..............................     4,052         4,052
Series 1 Convertible Preferred Stock $1.00 par value, $3,000 preference in liquidation:
  Authorized, issued and outstanding--300,000 shares........     2,889         2,889
Paid-in-deficit.............................................    (8,968)       (8,968)
Retained earnings...........................................    12,488        11,135
Treasury stock, at cost--118,554 common shares at June 30,
  2000 and December 31, 1999................................    (2,037)       (2,037)
                                                              --------      --------
  Total stockholders' equity................................     8,424         7,071
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $ 57,400      $ 60,819
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

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE          FOR THE SIX
                                                                 MONTHS                MONTHS
                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
INVESTMENT PROPERTIES:
  Rental revenues........................................  $ 4,703    $ 4,460    $ 9,418    $ 8,842
  Operating expenses.....................................   (1,572)    (1,681)    (3,031)    (3,089)
  Interest expense.......................................     (978)      (959)    (1,940)    (1,932)
  Depreciation and amortization..........................     (983)      (950)    (1,991)    (1,874)
                                                           -------    -------    -------    -------
    Investment properties income.........................    1,170        870      2,456      1,947
General and administrative expenses......................     (271)      (414)      (928)      (982)
Merger expenses..........................................     (121)        --       (124)        --
Gain on sale of property, net............................       --         --        323         --
Other income(expense), net...............................       48         85        119        157
                                                           -------    -------    -------    -------
Income before taxes......................................      826        541      1,846      1,122
Income tax (provision) benefit...........................      (24)      (204)       777       (442)
                                                           -------    -------    -------    -------
  Net income.............................................  $   802    $   337    $ 2,623    $   680
                                                           =======    =======    =======    =======
Preferred dividends......................................      (45)       (33)       (90)       (60)
                                                           -------    -------    -------    -------
  Net income available to common stockholders............  $   757    $   304    $ 2,533    $   620
                                                           =======    =======    =======    =======

Income per common share, basic...........................  $  0.19    $  0.08    $  0.64    $  0.16
                                                           =======    =======    =======    =======

Income per common share, diluted.........................  $  0.18    $  0.08    $  0.60    $  0.15
                                                           =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (IN THOUSANDS)

                                                    SERIES 1
                                                   CONVERTIBLE
                                         COMMON     PREFERRED    PAID-IN-   RETAINED   TREASURY
                                         STOCK        STOCK      DEFICIT    EARNINGS    STOCK      TOTAL
                                        --------   -----------   --------   --------   --------   --------
Balance at December 31, 1999..........   $4,052       $2,889     $(8,968)   $11,135    $(2,037)   $ 7,071
  Net income..........................       --           90          --      2,533         --      2,623
  Dividends...........................       --          (90)         --     (1,180)        --     (1,270)
                                         ------       ------     -------    -------    -------    -------
Balance at June 30, 2000..............   $4,052       $2,889     $(8,968)   $12,488    $(2,037)   $ 8,424
                                         ======       ======     =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                               FOR THE THREE          FOR THE SIX
                                                                  MONTHS                MONTHS
                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Cash flow from operating activities:
  Net income..............................................   $  802    $   337    $ 2,623    $   680
  Non-cash revenues and expenses included in net income:
    Depreciation and amortization.........................      983        950      1,991      1,874
    Deferred taxes, net...................................       --        196         --        421
    Gain on sale of property, net.........................       --         --       (323)        --
    Gain on settlement of reimbursement obligation........       --         --         --         (6)
  Change in assets and liabilities:
    Accounts receivable, prepaid taxes and other current
      assets..............................................      157        186        136        (16)
    Current taxes receivable..............................      421         --       (559)        --
    Current taxes payable.................................       (3)               (6,384)        --
    Accounts payable, accrued dividends and other current
      liabilities.........................................     (413)      (251)       225       (403)
                                                             ------    -------    -------    -------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES....    1,947      1,418     (2,291)     2,550
                                                             ------    -------    -------    -------

Cash flow from investing activities:
  Additions to building and other improvements,
    capitalized lease commissions, rent concessions, and
    other deferred costs..................................     (477)      (715)    (1,022)    (1,003)
  Proceeds from sale of property, net.....................       --         --        323      3,785
  (Increase) decrease in restricted cash..................     (118)       165       (296)       (12)
                                                             ------    -------    -------    -------
  NET CASH GENERATED BY (USED IN) INVESTING ACTIVITIES....     (595)      (550)      (995)     2,770
                                                             ------    -------    -------    -------

Cash flow from financing activities:
  Borrowings under non-revolving line of credit...........       --         --      1,300         --
  Payments on debt........................................     (272)    (1,159)      (549)    (1,426)
  Payment of dividends....................................       --       (467)      (635)      (848)
  Payment to settle reimbursement obligation..............       --         --         --     (4,200)
                                                             ------    -------    -------    -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....     (272)    (1,626)       116     (6,474)
                                                             ======    =======    =======    =======

Increase (decrease) in cash and cash equivalents..........    1,080       (758)    (3,170)    (1,154)
Balance at beginning of period............................    1,359      6,139      5,609      6,535
                                                             ------    -------    -------    -------
Balance at end of period..................................   $2,439    $ 5,381    $ 2,439    $ 5,381
                                                             ======    =======    =======    =======

SUPPLEMENTARY DISCLOSURES:
  Cash paid for interest..................................   $  981    $   960    $ 1,987    $ 2,578
                                                             ======    =======    =======    =======
  Cash paid for taxes.....................................   $   27    $     9    $ 6,588    $    10
                                                             ======    =======    =======    =======
  Cash refunded for taxes.................................   $ (421)   $    --    $  (421)   $    --
                                                             ======    =======    =======    =======

NON-CASH TRANSACTIONS:
  Write-off of fully depreciated assets...................   $   --    $    --    $   252    $    --
                                                             ======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PACIFIC GATEWAY PROPERTIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Pacific Gateway Properties, Inc.'s (the "Company" or "Pacific Gateway") 1999 Forms 10-K and 10-K/A for the year ended December 31, 1999 and Forms 10-Q for the quarter ended March 31, 2000 and the quarter and six months ended June 30, 1999. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The Company is a Maryland corporation, formed for the purpose of investing and managing income producing real estate. The Company elected to be taxed as a Real Estate Investment Trust ("REIT") beginning in fiscal 1999 and is therefore required to meet certain asset and income tests, and other requirements, in order to maintain REIT status as further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements.

    On October 13, 1999, the Company announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Company's shareholders to pursue a possible sale or merger. On June 15, 2000, the Company entered into a definitive agreement to be acquired by Mission Orchard Statutory Trust ("Mission Orchard"), a private statutory trust which is an affiliate of Integrated Capital Associates, Inc. PGP Acquisition is a wholly owned subsidiary of Mission Orchard. PGP Acquisition and Mission Orchard are entities organized for the purpose of acquiring Pacific Gateway and have not otherwise conducted any business operations.

    PGP Acquisition will merge with Pacific Gateway, after which Pacific Gateway will be the surviving corporation and will be wholly owned by Mission Orchard. As a result of the merger, holders of common and preferred stock of Pacific Gateway will be entitled to receive an initial cash payment of $12.60 per share following the closing, and a potential additional cash payment following a reconciliation between the pro forma closing date balance sheet and the actual closing date balance sheet and possible adjustments relating to the balance sheet reconciliation, transaction expenses (which generally will be reflected in the balance sheet adjustments) and any unanticipated casualty losses. The merger is subject to the approval of the Company's stockholders, consents from the Company's lenders, receipt of tenant estoppels, and certain other customary closing conditions.

    In the opinion of the Company, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to be consistent with current period presentation.

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

2.  INCOME TAXES

    In March 2000, the Company determined that it would elect to be taxed as a REIT pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company met the qualification for REIT status in 1999 and for the current period, and intends for it to continue to meet the qualifications in the future and to distribute its REIT taxable income to shareholders in the year 2000 and subsequent years to the extent REIT status is maintained.

    In connection with its election to be taxed as a REIT, the Company elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable to the extent that the net unrealized gains on the Company's assets (calculated as of the date of conversion to REIT status) are recognized in taxable dispositions during the ten-year period following the conversion. For the six months ended June 30, 2000, these net realized gains were approximately $323,000 which resulted from the sale of the Mountain View property in March 2000 as further discussed in Note 4 below. A current federal and state tax liability of approximately $142,000 for "built-in gain" tax has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change. Management does not expect that the Company will pay taxes on "built-in gains" on any other of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates for so long as REIT status is maintained. Accordingly, the Company has not recognized deferred taxes at June 30, 2000, and does not expect to provide for deferred income taxes in the future periods except in certain states and as noted previously.

    In the first quarter of 2000, the Company recorded a current income tax receivable of approximately $980,000 resulting from an adjustment to the 1999 tax liability related to the sale of the 410 First Avenue property and the RCA Amendment as more fully discussed in Note 2 to the Company's 1999 Form 10-K. Approximately $559,000 of income tax receivables were outstanding as of June 30, 2000.

    A current tax benefit of approximately $777,000 has been recorded which consists primarily of a benefit of $980,000 resulting from an adjustment to the 1999 tax liability related to the sale of the 410 First Avenue property and the RCA Amendment as more fully discussed in the Registrant's 1999 Form 10-K offset by a tax provision on the built-in gain related to the sale of the Mountain View land parcel and state taxes.

3.  PER SHARE DATA

    Basic earnings per share is computed as net income available to common stockholders divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Outstanding stock options and warrants enter into the weighted average shares outstanding when computing diluted earnings per share using the Treasury Stock Method.

    The number of weighted average common shares and potential common shares used in the earnings per share calculations are as follows:

                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                    ---------------------   ---------------------
                                      2000        1999        2000        1999
                                    ---------   ---------   ---------   ---------
Basic.............................  3,933,536   3,933,536   3,933,536   3,933,536
Stock options and Series 1
  Convertible Preferred Stock.....    424,634      95,498     423,982      89,099
                                    ---------   ---------   ---------   ---------
Diluted...........................  4,358,170   4,029,034   4,357,518   4,022,635
                                    =========   =========   =========   =========

    The Company's Series 1 Convertible Preferred Stock was excluded from diluted earnings per share for the three and six months ended June 30, 1999 as inclusion would have been anti-dilutive.

4.  GAIN OF SALE OF MOUNTAIN VIEW PROPERTY

    On March 15, 2000, the Company sold the Mountain View property in Mountain View, California for approximately $326,000, and incurred selling expenses of approximately $3,000. The Company had previously written the property down to zero due to uncertainties related to certain parking easement rights. As a result, the Company recognized a gain of $323,000 which is included in the gain on sale of property on the accompanying Condensed Consolidated Statement of Operations. The net proceeds from the sale were used for general corporate purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Pacific Gateway Properties, Inc. (the "Registrant" or "Pacific Gateway") is a Maryland corporation that was reincorporated from New York effective
September 1, 1999, and began its operations in April 1984 upon the transfer to it of certain assets formerly owned by Perini Corporation and the distribution of shares of the Registrant's common stock to the stockholders of Perini Corporation in May 1984. The Registrant's overall business plan has been to assemble a substantial portfolio of income producing properties. The Registrant historically focused its property acquisitions in the following markets:
Northern California, Arizona, Florida and Massachusetts. The Registrant's objectives continue to be maximizing net cash flow from operations and achieving growth through appreciation of asset values. The current strategic plan of the Registrant is to focus on real estate investments on the West Coast with a specific emphasis on the San Francisco Bay Area. The current investment emphasis is on commercial properties which require aggressive management and leasing in order to maximize their potential values. This strategy is influenced by the following factors: (1) the Registrant's current property portfolio is concentrated on the West Coast; and (2) the Registrant believes that geographic concentration will enhance operational efficiencies.

    On October 13, 1999, the Registrant announced that Prudential Securities Incorporated had been assisting the Board of Directors in evaluating various strategic alternatives. Following a lengthy review process, the Board of Directors determined that it would be in the best interest of the Registrant's shareholders to pursue a possible sale or merger. On June 15, 2000, the Registrant entered into a definitive agreement to be acquired by Mission Orchard Statutory Trust ("Mission Orchard"), a private statutory trust which is an affiliate of Integrated Capital Associates, Inc. PGP Acquisition and Mission Orchard are entities organized for the purpose of acquiring Pacific Gateway and have not otherwise conducted any business operations.

    PGP Acquisition will merge with Pacific Gateway, after which Pacific Gateway will be the surviving corporation and will be wholly owned by Mission Orchard. As a result of the merger, holders of common and preferred stock of Pacific Gateway will be entitled to receive an initial cash payment of $12.60 per share following the closing, and a potential additional cash payment following a reconciliation between the pro forma closing date balance sheet and the actual closing date balance sheet and possible adjustments relating to the balance sheet reconciliation, transaction expenses (which generally will be reflected in the balance sheet adjustments) and any unanticipated casualty losses. The merger is subject to the approval of the Registrant's stockholders, consents from the Registrant's lenders, receipt of tenant estoppels and certain other customary closing conditions.

    The following discussion should be read in conjunction with the Registrant's Forms 10-K and 10-K/A for 1999, quarterly report on Form 10-Q for the quarter ended March 31, 2000, quarterly reports on Form 10-Q for the quarter and six months ended June 30, 1999, and in conjunction with the Unaudited Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either
(i) describe accounting terms that are used as line items in such financial statements, or (ii) have the meanings ascribed to them in such financial statements and the notes thereto.

FINANCIAL CONDITION

    CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND OTHER DEFERRED COSTS--During the three and six months ended June 30, 2000, there were additions to investment properties amounting to approximately $477,000 and $1,022,000, respectively, for tenant improvements, capital improvements and other deferred costs which includes leasing commissions. The Registrant anticipates further additions to investment properties of approximately $660,000 during the remainder of 2000, which will be funded from cash, restricted cash, and cash flow generated by operating activities.

    FINANCING--Approximately $272,000 and $549,000 of debt principal was repaid in the three and six months ended June 30, 2000, respectively, as scheduled debt amortization. In addition, on March 7, 2000, the Registrant entered into a non-revolving line of credit with Redwood Bank for $1,300,000. The loan carries a floating interest rate of prime plus 0.50%, full recourse to the Registrant, interest only payments during the first 120 days of the loan, and will amortize on a 36 month schedule commencing August 10, 2000. The loan matures on December 10, 2000 and is secured by the stock of a wholly-owned subsidiary. The purpose of the loan was to provide short term bridge financing for the payment of income taxes due on Rincon Center. The Registrant intends to repay the loan from operating cash flow, additional mortgage borrowings, or a possible asset sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    INVESTMENT PROPERTIES--During the first six months of 2000, the income from investment properties was $2,456,000 compared to income of $1,947,000 during the first six months of 1999. During the second quarter of 2000 the income from investment properties was $1,170,000 compared to income of $870,000 for the second quarter of 1999. The increase in income from investment properties for the three and six months ended June 30, 2000 from the prior periods is attributable to new leases completed during 1999 leading to slightly increased occupancy and renewal of existing leases at higher rates. Occupancy increased from approximately 98% at June 30, 1999 to approximately 99% at June 30, 2000.

    The decrease in operating expenses to $3,031,000 for the six months ended June 30, 2000 as compared to $3,089,000 for the six months ended June 30, 1999 is primarily due to a large tenant vacancy at the South Bay Office Tower property which was subsequently re-leased in the second quarter of 2000. Interest expense increased slightly to $1,940,000 during the first six months of 2000 from $1,932,000 during the first six months of 1999 as a result of interest expense on the non-revolving line of credit. Depreciation and amortization expense increased from $1,874,000 to $1,991,000 for the six months ending 1999 and 2000, respectively, as a result of commencing depreciation of expenditures capitalized during 1999 and early 2000 relating to the Registrant's leasing activities and capital improvement projects.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses in the first six months of 2000 amounted to $928,000 compared to $982,000 for the first six months of 1999. General and administrative expenses for the second quarter of 2000 and 1999 were $271,000 and $414,000, respectively. The decrease is primarily attributable to a decrease in professional service fees partially offset by increases in personnel costs.

    MERGER EXPENSES--Merger expenses were approximately $124,000 for the first six months of 2000, and $121,000 for the quarter ended June 30, 2000. No merger expenses were incurred in 1999.

    GAIN ON SALE OF PROPERTY, NET--For the six months ended June 30, 2000, the gain on the sale of the Mountain View property was approximately $323,000, net of approximately $3,000 in selling expenses, as further discussed in Note 4 to the Condensed Consolidated Financial Statements. There were no gains on sale of properties for the three and six months ended June 30, 1999, or the three months ended June 30, 2000.

    OTHER INCOME, NET--Other income, net, was $119,000 and $157,000 during the first six months of 2000 and 1999, respectively, which consisted primarily of interest income. The decrease in interest income is due to lower cash balances invested subsequent to payment of the 1999 income taxes payable.

    INCOME TAX (PROVISION) BENEFIT--A current tax benefit of approximately $777,000 has been recorded which consists primarily of a benefit of $980,000 resulting from an adjustment to the 1999 tax liability related to the sale of the 410 First Avenue property and the RCA Amendment as more fully discussed in the Registrant's 1999 Form 10-K offset by a tax provision on the built-in gain related to the sale of the Mountain View land parcel and state taxes.

    In March 2000, the Registrant determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended, effective January 1, 1999. In general, a corporation that has made a REIT election and that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenue) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Registrant met the qualifications for REIT status in 1999 and for the current period, and intends for it to continue to meet the qualifications in the future. As a REIT, the Registrant will be required to distribute at least 95% of its REIT taxable income to shareholders in subsequent years to the extent REIT status is maintained.

    In connection with its election to be taxed as a REIT, the Registrant elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable to the extent that the net unrealized gains on the Registrant's assets (calculated as of the date of conversion to REIT status) are recognized in taxable dispositions during the ten-year period following conversion. For the six months ended June 30, 2000, these net realized gains were approximately $323,000 related to the Mountain View land parcel sale as further discussed in
Note 4 to the Condensed Consolidated Financial Statements. A federal and state tax liability for "built-in gain" tax has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset disposition or the related tax laws, change. Management does not expect that the Registrant will pay taxes on "built-in gains" on any of its assets. Based on these considerations, management does not believe that the Registrant will be liable for income taxes at the federal level or in most states in which it operates for so long as REIT status is maintained. Accordingly, the Registrant has not recognized deferred taxes at June 30, 2000, and does not expect to provide for deferred income taxes in future periods except in certain states and as noted previously. The Registrant recorded a current tax payable of approximately $167,000 related to a "built-in gain" tax on the sale of the Mountain View property and amounts due for state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As discussed elsewhere in this Form 10-Q and in the Form 8-K filed by the Registrant on June 19, 2000, the Registrant has entered into an agreement to be acquired by Mission Orchard Statutory Trust pursuant to a merger with PGP Acquisition, Inc., a subsidiary of Mission Orchard. The transaction is expected to be consummated by the fourth quarter of 2000, pending approval of the Company's shareholders. Upon consummation of the acquisition, the Registrant's liquidity and capital resources, as described below, can be expected to change.

REGULATION AND SUPERVISION

    Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements from time to time may require capital expenditures by the Registrant (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Registrant may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, the Registrant's management is sensitive to environmental issues and is not currently aware of and does not presently expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

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

    The Registrant has taken several actions to generate and conserve cash, as discussed below, and continues to review and analyze alternative actions. At the same time, the Registrant is seeking to retain value and identify future opportunities for investment. At June 30, 2000, the Registrant had approximately $2.4 million of unrestricted cash, approximately $2.1 million of restricted cash, investment properties with a net book value of approximately $50 million, total non-recourse mortgage debt of approximately $45 million and stockholders' equity of approximately $8.4 million. Additionally, quarterly payments of dividends to shareholders decreased from approximately $848,000 for the six months ended June 30, 1999 to approximately $635,000 for the six months ended June 30, 2000. Given the Registrant's desire to increase its liquidity, the Registrant has actively pursued the sale of selected real estate assets in the past, and has restructured and refinanced its mortgage debt. The Registrant continues to evaluate various alternatives to improve its liquidity through debt refinancing and the sale of properties which do not fit within its long term strategy. Funds raised in the preceding fashion would be used for tenant improvements and other capital requirements, certain mandatory debt reductions, and general corporate purposes including possible new investments.

    The Registrant is also obligated to fund reserves for building and tenant improvements, leasing commissions and debt service in connection with its mortage loans on Walnut Creek Executive Park, North Tucson Business Center and South Bay Office Tower. Scheduled funding under the various loan agreements during the twelve month period ending June 30, 2001, will amount to approximately $385,000 and will be funded from future cash flow generated by operating activities.

    Additionally, the Registrant is obligated to pay off its non-revolving line of credit with Redwood Bank of $1,300,000 on or before December 10, 2000, as previously discussed.

    Scheduled principal maturities on the above described debt during the twelve month period ending June 30, 2001, will amount to approximately $2,423,000. Approximately $549,000 of debt principal was repaid in the six months ended
June 30, 2000 as scheduled debt amortization.

    The Registrant's material capital expenditures over the next twelve months or beyond are expected to be funded from restricted cash or future cash flow generated by operating activities. Ongoing repair and maintenance expenditures are expected to be funded from cash flow generated by operating activities. Future tenant improvements and leasing commissions will be funded from restricted cash, cash flow generated by operating activities and funds generated from future debt refinancings or property sales, if any.

    The Registrant continued to experience more stabilized operating results in its Properties during the first and second quarters of 2000, and based on the Registrant's current assessment of market and economic factors, expects this trend to continue. In addition, the completion of certain leasing transactions has continued to reduce the level of vacancies in the Registrant's portfolio and the Registrant is continuing to aggressively pursue new leases on currently available space and renew existing leases as they expire.

FORWARD-LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

    Certain information included in this Form 10-Q and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information including statements in this Form 10-Q relating to liquidity and capital resources and trends in operating results involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the real estate business generally, such as lease renewals and the financial stability of tenants, general economic conditions and conditions in the Registrant's markets, risks relating to acquisitions and dispositions of properties, risks relating to interest rate levels and fluctuations, the availability of financing, and regulatory risks. Additionally, forward-looking statements in this Form 10-Q are subject to consummation of the merger with a subsidiary of Mission Orchard Statutory Trust which itself is subject to the satisfaction of certain conditions. Given these and other risks described elsewhere in this Form 10-Q, investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

INTEREST RATES

    The Registrant's primary market risk exposure is to changes in interest rates on its floating rate mortgage loans payable and non-revolving line of credit. The Registrant does not believe that changes in market interest rates will have a material impact on the Registrant's earnings or on its ability to perform its obligations under its two floating rate mortgage loans or its non-revolving line of credit.

    Approximately 12% of the principal amount of the Registrant's outstanding debt at June 30, 2000 consisted of variable rate obligations. The Registrant reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Registrant does not have any other material market-sensitive financial debt instruments either for trading or for other purposes. It is not the Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

    The table below provides information about the Registrant's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                                    EXPECTED MATURITIES
                                  ---------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------------
                                                                                                                   FAIR
                                    2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                  --------   --------   --------   --------   --------   ----------   --------   --------
Secured Fixed Rate Debt.........   $  517     $1,128     $1,226     $1,333     $1,450     $34,147     $39,801    $39,801
Fixed Interest Rate.............     8.50%      8.50%      8.50%      8.50%      8.50%       8.50%
Secured Variable Rate Debt......   $1,327     $   56     $   61     $   67     $   74     $ 3,881     $ 5,466    $ 5,466
Average Interest Rate...........     8.73%      8.38%      8.38%      8.38%      8.38%       8.38%
                                                                                                                 -------
Total Debt......................                                                                                 $45,267
                                                                                                                 =======

    The Registrant believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Registrant could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Registrant settled its litigation with the County of Santa Clara and the City of San Jose for the reimbursement of transfer taxes paid by the Registrant in connection with the recordation of a deed relating to the refinancing of one of the Registrant's properties. The settlement between the parties was finalized and executed on May 30, 2000 and provided for the payment of a total sum of $40,000 to the Registrant by the County of Santa Clara and the City of San Jose, waiver of appeal rights by the County of Santa Clara, and dismissal of both actions with prejudice.

    The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of the Registrant, these other claims and lawsuits in the aggregate will not have a material adverse impact on the Registrant's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

NO.   DESCRIPTION
---   -----------
27    Financial Data Schedule

    b)  Reports on Form 8-K:

       On June 19, 2000, the Registrant filed a report on Form 8-K, reporting under Items 5 and 7 on the Agreement and Plan of Merger with Mission Orchard Statutory Trust and PGP Acquisition, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PACIFIC GATEWAY PROPERTIES, INC.
                                               Registrant

Date: August 10, 2000                                      /s/ RAYMOND V. MARINO
                                               --------------------------------------------
                                                             Raymond V. Marino
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)

Date: August 10, 2000                                      /s/ MELANIE L. ADKINS
                                               --------------------------------------------
                                                             Melanie L. Adkins
                                                           CONTROLLER--CORPORATE
                                                      (PRINCIPAL ACCOUNTING OFFICER)

Date: August 10, 2000                                        /s/ NEIL C. MARCK
                                               --------------------------------------------
                                                               Neil C. Marck
                                                      CONTROLLER--MANAGEMENT COMPANY
                                                      (PRINCIPAL ACCOUNTING OFFICER)